Form 10QSB
period 1996-12-31
FIRST NATIONS FINANCIAL SERVICES CO
filed 1997-04-18
CIK 1008966

2



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark  One)
     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For  the  quarterly  period  ended  December  31,  1996
o          Transition  report  under  Section 13 or 15(d) of the Exchange Act.
     For  the  transition  period  from  ___________  to  ___________



                   FIRST NATIONS FINANCIAL SERVICES COMPANY
            (Exact name of registrant as specified in its charter)


                                   DELAWARE
         (State or other jurisdiction of incorporation or organization)

          333-1612                              76-0481583
     (Commission  File  Number)          (IRS  Employer Identification Number)

                            C/O WILLIAM T. JULIANO
                            2150 NORTH OCEAN BLVD.
                           BOCA RATON, FLORIDA 33431
                   (Address of principal executive offices)

                                (800) 790-2474
             (Registrant's telephone number, including area code)


     Check  whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          X              Yes                                  No
          -


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common  equity,  as  of the latest practicable dated:   April 4, 1997 -- 1,000
shares  of  Common  Stock

     Transitional  Small  Business  Disclosure  Format  (check  one):

                 Yes                    X              No
                                        -




                                  FORM 10-QSB

                   FIRST NATIONS FINANCIAL SERVICES COMPANY




                                    PART I
                             FINANCIAL INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

Accountant's  Compilation  Report
---------------------------------

To  the  Board  of  Directors
First  Nations  Financial  Services  Company
Boca  Raton,  Florida


     We have compiled the accompanying balance sheet of First Nations Financial Services Company (a development stage company) as of December 31, 1996, and the related statements of operations, changes in stockholders' equity and cash flows for the period October 16, 1995 (Date of Inception) through December 31, 1996 and the three months ended December 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

     As more fully discussed in the notes to the financial statements, the Company has significant transactions with a shareholder and related interests.




                              /s/Harper  &  Pearson  Company









Houston,  Texas
April  4,  1997

Balance  Sheet
December  31,  1997
-------------------






ASSETS

CURRENT ASSETS
                    Cash                                  $   301,269
                    Interest receivable, related parties        9,603
                    Notes receivable, related parties         540,000
                                                          -----------

                    TOTAL CURRENT ASSETS                      850,872
                                                          -----------

COMPUTER EQUIPMENT                                           1,990
                                                         ----------

OTHER ASSETS
                    Trademarks                                    217
                    Organization costs                        131,604
                                                          -----------

                                                              131,821
                                                          -----------

                                                          $   984,683
                                                          ===========





LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES                   $                           -
                              -----------------------------------
COMMITMENT

SHAREHOLDERS' EQUITY
    6% Series A, cumulative, nonvoting, preferred shares,
   .001 par value, 1,000 shares authorized, issued
    and outstanding; liquidation preference of $1,000,000               1
     Common stock, $.001 par value, 2,000 shares authorized,
     and 1,000 shares issued and outstanding                             1
     Additional paid-in-capital                                  1,027,665
    Deficit accumulated during the development stage              (42,984)
                                                               ------------
                                                                     984,683
                                                                ------------
                                                                $   984,683
                                                                ============












See  accountants'  compilation  report  and  accompanying  notes.

Statements  of  Operations
October  16,  1995  through  December  31,  1996
and  the  three  months  ended  December  31,  1996  and  1995
--------------------------------------------------------------


                                                      Inception to
                         December 31,        Three Months Ended December 31,
                     1996          1996                     1995
                   ---------  --------------  -------------------------------

INTEREST INCOME,
RELATED PARTIES     $ 79,603   $       9,603   $              -
                    ---------  --------------  -----------------------------

EXPENSES
Accounting Fees                        300               -                 -
Bank charges                           487              78                  -
Interest expense                    10,000               -                 -
Legal fees                             469               -                 -
Office supplies and expenses         1,294             534                 -
Postage                              3,196           1,368                  -
Printing                               235               -                 -
Professional Fees                      307               -                  -
Rent, related party                105,000          15,000                  -
Telephone expense                       77              19                 -
Travel expense                       1,222             145                  -
                                  ---------  --------------  ----------------
                                   122,587          17,144                  -
                                 ---------  --------------  -------------- --

                                $(42,984)  $      (7,541)  $               -
                                =========  ==============  =================
NET LOSS
                                  $ (42.98)  $       (7.54)  $               -
                                  =========  ==============  ================
LOSS PER COMMON SHARE

SHARES USED IN COMPUTING LOSSES
    PER COMMON SHARES                1,000           1,000                  -
                                  ---------  --------------  -----------------





















See  accountants'  compilation  report  and  accompanying  notes.

Statement  of  Changes  in  Shareholders'  Equity
October  16,  1995  through  September  30,  1996
and  the  three  months  ended  December  31,  1996
---------------------------------------------------








                                             Additional
                  Preferred                    Paid-In      Retained
                  Stock     Common Stock     Capital     (Deficit)      Total
             ----------  -------------  ------------  ----------  -----------
BTB>

Sale of Stock     $1           $1         $1,049,998       $-      $1,050,000

Net Loss           -             -             -         (35,443)    (35,443)
            ----------  -------------  ------------  ----------  -----------

Balance -
September 30, 1996 1           1         1,049,998     (35,443)    1,014,557

Refund of Additional
Paid-in Capital    -             -          (22,333)        -        (22,333)

Net Loss           -             -             -         (7,541)      (7,541)
             ----------  -------------  ------------  ----------  -----------

Balance -
December 31, 1996 $1           $1         $1,027,665   $(42,984)    $984,683
               ========  =============  ============  ==========  ===========


























See  accountants'  compilation  report  and  accompanying  notes.

Statements  of  Cash  Flows
October  16,  1995  through  December  31,  1996
and  the  three  months  ended  December  31,  1996  and  1995
--------------------------------------------------------------


                                                          Inception to
                                                           December 31,
                                                      1996           1996
                                                  -----------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $(42,984)      $(7,541)
                                                 -----------  --------------
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Interest receivable, related party                   (9,603)       (9,603)
Interest payable, related party                        -          (10,000)
                                                 -----------  --------------

Total Adjustments                                    (9,603)       (19,603)
                                                  -----------  --------------

Net Cash Used by Operating Activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment                     (1,990)          -
Payments for organization costs                    (131,604)      (23,681)
Payments for trademark                                 (217)           -
Sale of mortgage note receivable, related party    1,000,000     1,000,000
Issuance of notes, receivable, related parties    (540,000)     (540,000)
                                                -----------  --------------

Net Cash Provided by Investing Activities          326,189       436,319
                                               -----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, shareholder               87,503           -
Payment of note payable, shareholder               (87,503)       (87,503)
Proceeds from issuance of stock                    50,000           -
Refund of additional paid-in-capital               (22,333)       (22,333)
                                                 -----------  --------------
Net Cash Provided (Used) by Financing Activities      27,667       (109,836)
                                               -----------  --------------

NET INCREASE IN CASH                               301,269       299,339
                                                 -----------  --------------

CASH AT BEGINNING OF PERIOD                           -           1,930
                                                 -----------  --------------

CASH AT END OF PERIOD                             $301,269       $301,269
                                                 ===========  ==============

NONCASH INVESTING ACTIVITY:
Note receivable obtained from related party for paid-in capital
                                                  $1,000,000         $-
                                                 ===========  ==============





                                              Three Months Ended December 31,
                                                          1995
                                           --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $-
                                           --------------------------------
Adjustments to reconcile net loss to net cash used by operating activities:
Change in operating assets and liabilities:
Interest receivable, related party                               -
Interest payable, related party                                  -
                                             --------------------------------

Total Adjustments                                                -
                                             --------------------------------

Net Cash Used by Operating Activities

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of computer equipment                                       -
Payments for organization costs                                     -
Payments for trademark                                            -
Sale of mortgage note receivable, related party                     -
Issuance of notes, receivable, related parties                      -
                                                -----------------------------

Net Cash Provided by Investing Activities                               -
                                             --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable, shareholder                                -
Payment of note payable, shareholder                                   -
Proceeds from issuance of stock                                        -
Refund of additional paid-in-capital                                  -
                                             --------------------------------

Net Cash Provided (Used) by Financing Activities                         -
                                             --------------------------------

NET INCREASE IN CASH                                                    -
                                           --------------------------------

CASH AT BEGINNING OF PERIOD                                             -
                                            --------------------------------

CASH AT END OF PERIOD                                        $-
                                             ================================

NONCASH INVESTING ACTIVITY:
Note receivable obtained from related party for paid-in capital
                                                                    $-
                                             ================================








See  accountants'  compilation  report  and  accompanying  notes.

Notes  to  Financial  Statements
December  31,  1996
-------------------

NOTE  A          BASIS  OF  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature  of Operations - First Nations Financial Services Company (the Company)
---------------------
is a Delaware corporation with its principal objective to become a significant participant in the financial services industry. The Company believes that its growth will be sustained by its commitment to servicing a segment of the market, which is not adequately serviced by commercial banks. The Company has only recently completed its initial capitalization and has not commenced significant operations. Because the Company has only limited equity capital with which to operate, there are no assurances that the Company will be successful unless the offer to sell a significant amount of the $50,000,000 in subordinated debt is successful.

Basis  of  Presentation - The interim financial data is unaudited; however, in
-----------------------
the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Registration Statement Form SB-2. This report should be read in conjunction with such registration statement.

Estimates  -  The  preparation  of  financial  statements  in  conformity with
---------
generally accepted accounting principles requires management to make estimates
-------
and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management estimates that the administrative costs, such as legal and accounting, to complete the offering discussed in the first paragraph above are approximately $10,000. This amount does not include any fees, commissions, or other costs associated with the sale of the subordinated debt.

Fair  Value  of  Financial Instruments - Management is of the opinion that the
--------------------------------------
carrying  value  of  all  financial instruments is substantially equal to fair
--
value  at  December  31,  1996.
--

Cash  -  At  December  31,  1996,  the Company had on deposit with a financial
----
institution,  cash totaling approximately $201,000 in excess of FDIC insurance
----
limits.

Computer  Equipment  -  Computer  equipment is stated at cost. Depreciation is
-------------------
calculated  considering the estimated useful lives of the respective assets on
---
the straight-line method. Computer equipment is being depreciated over a three year period. No depreciation was recorded during the period, as it would be immaterial.

Expenditures for additions are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred.

When properties are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation and amortization are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

Organization  Costs  -  Organization  costs  include  filing  fees  with  the
-------------------
Securities  and  Exchange  Commission  ($17,991),  the National Association of
---------
Securities  Dealers,  Inc.  ($5,750),  Blue  Sky  registration fees in several
----
states  ($15,181),  legal  ($69,245),  accounting  ($22,257)  and  other costs
----
($1,180)  associated  with  the  organization  of  the  Company.
----

Of these costs, approximately $71,000 will be charged against the proceeds, if any, of the subordinated debt discussed in Note E. Remaining capitalized costs will be amortized over a five year period.

Income  Taxes - Since inception, the Company has incurred net operating losses
-------------
amounting to $42,984. This net operating loss carryforward will expire in the years 2011 and 2012, if not previously utilized.

No tax benefit for the loss carryforward has been reported in the financial statements. Accordingly, the tax benefit of approximately $15,000 resulting from the utilization of the loss carryforward has been offset by a valuation allowance of the same amount.

Statement  of Cash Flows - For purposes of reporting cash flows, cash and cash
------------------------
equivalents includes only cash on hand and in demand deposit accounts with a bank.

Loss  Per  Common Share - Loss per common share is computed using the weighted
-----------------------
average  number  of  shares  of  common  stock  outstanding during the period.

NOTE  B          MORTGAGE  NOTE  RECEIVABLE,  RELATED  PARTY

The 12% $1,000,000 mortgage note receivable assigned to the Company by Mr. William T. Juliano in exchange for 1,000 shares of preferred stock was receivable from Plaza Investment Corporation (Plaza), a New Jersey corporation and was payable to Mr. William T. Juliano. Mr. Juliano is an officer and stockholder of both the Company and Plaza. Mr. Juliano acquired the mortgage note during December 1992 in exchange for $1,000,000 cash advanced to the then unrelated company, Plaza.

On October 8, 1996, the Company sold, for $1,000,000 cash, the $1,000,000 note receivable from Plaza Investment Corporation to Mr. Juliano.

NOTE  C          NOTE  PAYABLE,  SHAREHOLDER

Note payable, shareholder amounting to $87,503 plus accrued interest of $10,000 was fully paid on October 9, 1996.

NOTE  D          LEASE  COMMITMENT,  RELATED  PARTY

The Company presently leases, from a company owned by Mr. William T. Juliano, office space for its executive offices as well as furniture, fixtures and equipment at 560 Fellowship Road, Mount Laurel, New Jersey 08054. Effective October 1, 1996, the lease commitment was renegotiated for a period commencing on that date and expiring January 31, 1998 at a minimum annual rental of $60,000. This agreement is not the result of arm's length negotiation. The aggregate lease commitment for the remaining lease term is approximately $65,000. Subsequent to December 31, 1996, this lease was cancelled with the understanding that Mr. Juliano would provide space, and furniture, fixtures and equipment for the Company for twelve months without cost to the Company.

NOTE  E          SUBORDINATED  DEBT

The Company intends to offer for sale up to $50,000,000 in unsecured senior subordinated notes with varying interest rates on a best-efforts basis with maturities ranging from three months to ten years. The notes may be extended, at the option of the Company, for a term equal to the original term unless the holder requests repayment within seven days prior to the original maturity date. There is no minimum amount of the notes that must be sold. The Company may pay commissions of up to 6% of the principal amount of each note sold plus any out-of-pocket expenses incurred in connection with the offer and sale of the notes.

The Company will utilize the net proceeds from the sale of the notes for its general corporate purposes. Corporate general purposes may include financing of future growth, origination or acquisition of a business loan portfolio, origination or acquisition of loans secured by equipment, such as automobiles, trucks, golf carts, boats and other vehicles; origination or acquisition of a portfolio of home equity loans as well as other finance related activities; and possible future acquisition of related businesses or assets. The precise amounts and timing of the application of such proceeds will depend upon many factors, including, but not limited to, the amount of any such proceeds, actual funding requirements and the availability of other sources of funding. Until such time as the proceeds are utilized, they may be invested in short and long-term investments, including treasury bills, commercial paper, certificates of deposit, securities issued by U.S. government agencies, money market funds and repurchase agreements, depending on the Company's cash flow requirements. The Company's investment policies permit significant flexibility as to the types of such investments that may be made by the Company. The
Company may also maintain daily unsettled balances with certain broker-dealers. While the Company may from time to time consider potential acquisitions, the Company as of the date of this report had no commitments or agreements with respect to any material acquisitions.

NOTE  F          NOTES  RECEIVABLE,  RELATED  PARTIES

During the third quarter of 1996, the Company entered into demand notes receivable amounting to $540,000 with three entities related to Mr. Juliano. These notes bear interest at 12.5% per annum and are secured by real estate.


ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION

     (a)     Plan of Operation - Overview.  The Company is newly organized and
             ----------------------------
has very limited operating history. Neither the Company nor its management have any experience in raising or investing funds. However, the Company's objective is to become a significance participant in three interrelated segments of the financial services industry. The Company believes that it can achieve its objective by its commitment to servicing a market niche which is not adequately serviced by commercial banks or traditional lending sources. In servicing its market, the Company will stress the importance of identifying profitable lending opportunities and quick closing.

     The income generated from the Company's loan portfolio will be used to pay principal and interest on the Notes, related operating costs and expenses of the Company. The earnings on the loans and other assets owned by the
Company  and  the  interest  cost  of  the  Notes will determine the Company's results of operations in the future. The Company believes there are no changes, trends or anomalies which will materially adversely affect the anticipated delinquency and loss experience of the loans.

     Initial  Primary  Business.    During  the  start-up  phase the Company's
     --------------------------
initial focus will be limited to commercial and business loans.  The Company's
     -
lending activities during this phase will be structured in such a manner and in a geographic location that does not require any kind of licensing. This phase will expand to commercial and business lending that does require licenses when, and only when, the necessary licenses are acquired. Management does not believe the present lack of licenses will materially adversely affect the Company's ability to do business and does not know of any impediment or disqualification for the issuance of any licenses which may be required in the future.

     William T. Juliano, the Company's Chief Executive Officer, has been active for many years in buying, selling, financing and developing many kinds of real estate. Because of his background, the Company has received preliminary expressions of interest to finance approximately $10 Million of projects ranging from $500,000 and up.

     During this start-up phase and until the Company's cash flow is adequate, the executive officers of the Company will devote substantially all their time to operations without any compensation. The monthly rental cost for the office space, furniture and equipment is furnished by William T. Juliano to the Company without cost for the 12 months ending February 12, 1998. In addition, bookkeepers, secretaries, administrative assistants and support staff are presently employed by William T. Juliano, or one of his affiliates, and he will make their services available without cost to the Company until cash flow from operations will cover their costs.

     The Company does not intend to pursue its other intended lines of business until the commercial lending activity has been established and $5,000,000 of the net proceeds of the sale of Notes has been invested.

     Plan  of  Operation  for  Next  12  Months.    Until the Company receives
     ------------------------------------------
proceeds from the sale of Notes, invests the proceeds and receives a return on
     --
the investment, the Company's only source of funds for advertising, marketing and promotion will be its limited equity capital and the income derived from its investment. Therefore, the Company may expend significant cash in the early months of operation to cover its cost of developing the business.

     During the first 12 months of operations the Company anticipates that proceeds from the sale of Notes will begin slowly and increase as the Company's marketing plan takes effect. Without regard to the amount of Notes sold, the Company has sufficient resources to pay its operating expenses for the first 12 months because the Company's executive office and the furniture and equipment located in the space is furnished by Mr. Juliano without cost to the Company. The executive officers of the Company will devote substantially all their time to operations without compensation until the Company's cash
flow  is  adequate  to  cover  market  level  compensation.    Bookkeepers,
secretaries, administrative assistants and support staff are presently employed by William T. Juliano, or one of his affiliates, and he will make their services available without cost to the Company until cash flow from operations will cover their costs.

     The  Company  will  initially  sell  Notes  only  through  its employees.
However, the Company is likely to engage the services of one or more broker-dealers during the first year of operations. In order to arrive at its forecasted Note sales for the first 12 months, management had preliminary discussions with several small broker-dealers and examined the amount of similar debt instruments sold by two comparable issuers. Management believes its estimates are realistic and conservative. A part of the Company's plan to sell the Notes is direct personal contact with selected broker-dealers in the states where the offering is registered. The broker-dealers will be selected based upon their number of registered representatives and access to financial products comparable to the Notes offered by the Company. Management believes that it will fill a need for broker-dealers identified by its selection process because each have a few clients for whom the Notes are suitable investments and do not otherwise have the ability to participate in a similar primary offering.

     (b)          Management's  Discussion  and  Analysis of Interim Financial
                  ------------------------------------------------------------
Information.    The  Company's activities during the period from the effective
       ----
date of its Registration Statement until the date of this Report have been limited to:

1.          Qualification  as  a  foreign corporation in the State of Florida.
2.     Application for a license as a Mortgage Broker in the State of Florida.
3. Formulating plans for the marketing of the Senior Subordinated Fixed Rate Term Notes covered by the Company's Registration Statement.

     In order to generate a limited amount of investing income the Company has made demand loans to related entities in the aggregate amount of $540,000.

     As of the date of this Report the Company has not issued any Notes and, therefore, has not commenced significant operations.

     The Company's operating expenses have declined because the monthly rent expense of $5,000 was terminated effective February 13, 1997 and the legal and accounting services related to the offering of Notes was substantially complete as of the effective date of the Registration Statement, February 19, 1997.

     Therefore, as of the date of this Report interest income is sufficient to cover the present expenses of the limited operations. As the Company intensifies its selling and marketing of the Notes, expenses will increase significantly.

     The Company's principal source of external liquidity is proceeds from the sale of Notes. The principal source of internal liquidity is interest income from investments of the Company's limited capital and proceed from the sale of Notes. In addition, this Company's only other source of external liquidity is equity investment by the shareholders.

     Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995: The information included in the Management's Discussion and Analysis section is forward-looking and involves risks and uncertainties that could significantly impact expected results. While it is impossible to itemize the many factors and specific events that could effect the outlook of any company operating in the financial services industry, the Company's outlook for 1997 is predominantly based on its interpretation of what it considers key future assumptions. These include, but are not limited to, the amount of proceeds received from the sale of Notes, the blended maturity of all Notes sold, the blended interest rate payable by the Company in connection with its Notes and the quantity, quality, yield and category of available loans and other investments, which cannot be accurately predicted, and changes with general economic conditions and interest rates.

                                    PART II

ITEM  5.    OTHER  INFORMATION

     Effective the 13th day of February, 1997 the Company canceled its lease with a company owned by Mr. William T. Juliano covering office space for its executive offices as well as furniture, fixtures and equipment at 560 Fellowship Road, Mt. Laurel, New Jersey 08054. Effective on the same date Mr. Juliano agreed to provide office space, furniture, fixtures and equipment for the Company's executive offices at 2150 North Ocean Blvd., Boca Raton, Florida 33431 for 12 months without cost to the Company. The Company is also leasing office space in the State of Delaware.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)          Exhibit  10  -  Material  Contracts
          Exhibit  27  -  Financial  Data  Schedule

     (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST  NATIONS  FINANCIAL  SERVICES  COMPANY



Date:    April  4,  1997                            By:  /s/William T. Juliano
                                                        ----------------------
                     William  T.  Juliano,  President  &  Chief  Executive
                  Officer



Date:    April  4,  1997                             By:  /s/Thomas E. Juliano
                                                         ---------------------
                                    Thomas  E.  Juliano,  Treasurer,  Chief
Financial
                                    Officer  and  Secretary
1

                              Exhibit 10 - Page 1
                                  EXHIBIT 10
                              MATERIAL CONTRACTS



                               ADDENDUM TO LEASE


     This Addendum dated February 13, 1997 is entered into by and between PLAZA INVESTMENT CORPORATION, a New Jersey corporation located at 560 Fellowship Road, Mount Laurel, New Jersey 08045 (hereinafter referred to as "Landlord") and FIRST NATIONS FINANCIAL SERVICES COMPANY, a Delaware corporation located at 560 Fellowship Road, Mount Laurel, New Jersey 08054 (hereinafter referred to as "Tenant").


                             W I T N E S S E T H:
                             -------------------

     The aforementioned parties entered into a lease agreement dated February 1, 1996 for certain premises located in the Landlord's building known as Plaza Office Center in Mount Laurel, New Jersey.

     NOW, THEREFORE, intending to be legally bound, the parties hereby agree that as of February 13, 1997 the lease is hereby cancelled and terminated.

                                   PLAZA  INVESTMENT  CORPORATION


/s/  Karen  E.  Ehrgott                             By:  /s/ Anthony J. Grippo
-----------------------                                -----------------------
Witness                                                Anthony J. Grippo, Vice
President
     LANDLORD



                                   FIRST  NATIONS  FINANCIAL  SERVICES
     COMPANY


/s/  Deborah  A. Dickinson                         By:  /s/ William T. Juliano
--------------------------                            ------------------------
Witness                                          William T. Juliano, President
     TENANT
                              Exhibit 27 - Page 1
                                  EXHIBIT 27
                            FINANCIAL DATA SCHEDULE


     This schedule contains summary financial information extracted from the financial statements as of March 31, 1997, and for the three months then ended, and is qualified in its entirety by reference to such financial statements.



 ITEM NUMBER
-------------
          ITEM DESCRIPTION                                           AMOUNT
         ---------------------------------------------------------  -------


      5-02(1)  Cash and cash items.                                  $   301
      5-02(2)  Marketable securities                                     0
      5-02(3)(a)(1)  Notes and accounts receivable-trade                550
      5-02(4)  Allowances for doubtful accounts                         0
      5-02(6)  Inventory                                                 0
      5-02(9)  Total current assets                                      851
     5-02(13)  Property, plant and equipment                              2
     5-02(14)  Accumulated depreciation                                   0
     5-02(18)  Total assets                                              985
     5-02(21)  Total current liabilities                                  0
     5-02(22)  Bonds, mortgages and similar debt                          0
     5-02(28)  Preferred stock-mandatory redemption                      0
     5-02(29)  Preferred stock-no mandatory redemption                    1
     5-02(30)  Common stock                                               1
     5-02(31)  Other stockholder's equity                                983
     5-02(32)  Total liabilities and stockholders' equity                985
  5-03(b)1(a)  Net sales tangible products                                0
    5-03(b)1   Total revenues                                             9
  5-03(b)2(a)  Cost of tangible goods sold                                0
    5-03(b)2   Total costs and expenses applicable to sale and revenues   0
    5-03(b)3   Other costs expenses                                       17
    5-03(b)5   Provision for doubtful accounts and notes                  0
   5-03(b)(8)  Interest and amortization of debt discount                 0
  5-03(b)(10)  Income before taxes and other items                       <8>
  5-03(b)(11)  Income tax expense                                         0
  5-03(b)(14)  Income/loss continuing operations                         <8>
  5-03(b)(15)  Discontinued operations                                    0
  5-03(b)(17)  Extraordinary items                                         0
  5-03(b)(18)  Cumulative effect-changes in accounting principles          0
  5-03(b)(19)  Net income or loss                                        <8>
  5-03(b)(20)  Earnings per share-primary                               <7.54>
  5-03(b)(20)  Earnings per share-fully diluted                            0