Form 10QSB
period 1997-03-31
FIRST NATIONS FINANCIAL SERVICES CO
filed 1997-05-15
CIK 1008966

2



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark  One)
     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For  the  quarterly  period  ended  March  31,  1997
o          Transition  report  under  Section 13 or 15(d) of the Exchange Act.
     For  the  transition  period  from  ___________  to  ___________



                   FIRST NATIONS FINANCIAL SERVICES COMPANY
            (Exact name of registrant as specified in its charter)


                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

          333-1612                              76-0481583
     (Commission  File  Number)          (IRS  Employer Identification Number)

                            C/O WILLIAM T. JULIANO
                          CHRISTIANA EXECUTIVE CAMPUS
                       220 CONTINENTAL DRIVE, SUITE 310
                          NEWARK, DELAWARE 19713-4314
                   (Address of principal executive offices)

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

          X              Yes                                  No
          -



                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  the latest practicable dated:   May 15, 1997 -- 1,000
shares  of  Common  Stock

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

To  the  Board  of  Directors
First  Nations  Financial  Services  Company
Newark,  Delaware


     We have compiled the accompanying balance sheet of First Nations Financial Services Company (a development stage company) as of March 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the period October 16, 1995 (Date of Inception) through March 31, 1997 and the three and six months ended March 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

     A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

     As more fully discussed in the notes to the financial statements, the Company has significant transactions with a shareholder and related interests.




                              /s/Harper  &  Pearson  Company




Houston,  Texas
May  13,  1997

Balance  Sheet
March  31,  1997
----------------






ASSETS


CURRENT ASSETS
  Cash                                                            $   96,517
  Interest receivable, related parties                                12,260
  Notes receivable, related parties                                  760,500
                                                                     --------

TOTAL CURRENT ASSETS                                                 869,277
                                                                     --------

COMPUTER EQUIPMENT                                                     1,990
                                                                     --------

OTHER ASSETS
  Trademarks                                                             217
  Organization costs                                                 131,898
                                                                     --------

                                                                      132,115
                                                                     --------
                                                                   $1,003,382
                                                                   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable, shareholder                            $               3,000
                                                       ----------------------
COMMITMENT
SHAREHOLDERS' EQUITY
    6% Series A, cumulative, nonvoting, preferred
    shares, $.001 par value, 1,000 shares authorized,
    issued and outstanding; liquidation preference
    of $1,000,000                                                           1
    Common stock, $.001 par value, 2,000 shares
    authorized, and 1,000 shares issued and outstanding                     1
    Additional paid-in capital                                      1,027,665
    Deficit accumulated during the development stage                 (27,285)
                                                                  -----------
                                                                    1,000,382
                                                                   ----------
                                                                   $1,003,382
                                                                   ==========












See  accountants'  compilation  report  and  accompanying  notes.

Statements  of  Operations
October  16,  1995  through  March  31,  1997
and  the  three  and  six  months  ended  March  31,  1997  and  1996
---------------------------------------------------------------------



                            Inception to     Three Months       Six Months
                            March 31,     Ended March 31,    Ended March 31,
                                         ----------------  -----------------
                             1997      1997        1996       1997    1996
                         --------------  ----------------  -----------------


INTEREST INCOME,
  RELATED PARTIES         $103,638   $ 24,035  $ 10,000   $33,638  $ 10,000
                         ---------  --------  ---------- ---------- -------


EXPENSES
   Accounting fees            300          -        -       -              -
   Bank charges               528         41        -      119            -
   License and fees         1,997      1,997        -    1,997             -
   Interest expense        10,000          -        -          -         -
   Legal fees                 469          -        -        -            -
   Insurance expense          200        200        -        200           -
   Office supplies and
     expenses               1,334         40       136       574      136
   Postage                  4,221      1,025        -       2,393        -
   Printing                  235          -          -          -        -
   Professional fees         307          -          -          -         -
   Rent, related party  110,000      5,000       20,000    20,000     20,000
   Telephone expense        110        33            -        52           -
   Travel expense          1,222       -              -      145       -
                          --------  ---------      -------  -------- ------

                          130,923    8,336          20,136   25,480  20,136
                          --------  ----------  -----------  ------  ------


NET INCOME (LOSS)      $(27,285)  $ 15,699  $  (10,136)  $  8,158  $(10,136)
                     =========  ========  ==============  ================


INCOME (LOSS) PER
  COMMON SHARE     $ (27.29)  $  15.70  $(10.14)  $   8.16  $         (10.14)
                           =========  ========  ========  ======  ============


SHARES USED IN COMPUTING
  INCOME (LOSS) PER
  COMMON SHARE        1,000      1,000      1,000       1,000         1,000
                    =========  ========  ==============  ================











See  accountants'  compilation  report  and  accompanying  notes.

Statement  of  Changes  in  Shareholders'  Equity
October  16,  1995  through  September  30,  1996
and  the  six  months  ended  March  31,  1997
----------------------------------------------








                                                           Additional
                       Preferred     Common      Paid-In     Retained
                         Stock       Stock       Capital    (Deficit)  Total
                    -----------  ----------  -----------  ---------  -----



SALE OF STOCK      $      1      $   1   $1,049,998   $       -   $1,050,000

NET LOSS                 -           -           -      (35,443)   (35,443)
               -----------  -----------  ----------  -----------  ---------
BALANCE -
   SEPTEMBER 30, 1996    1            1   1,049,998     (35,443)   1,014,557


REFUND OF ADDITIONAL
  PAID-IN CAPITAL       -            -     (22,333)          -      (22,333)

NET INCOME              -           -           -        8,158      8,158
               -----------  -----------  ----------  -----------  ---------

BALANCE -
  MARCH 31, 1997   $    1     $   1       $1,027,665   $ (27,285)  $1,000,382
                 ========  ===========  ===========  ==========  ===========

























See  accountants'  compilation  report  and  accompanying  notes.

Statements  of  Cash  Flows
October  16,  1995  through  March  31,  1997
and  the  six  months  ended  March  31,  1997  and  1996
---------------------------------------------------------









CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)
    Adjustments to reconcile net income (loss) to net cash used by operating activities:











CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of computer equipment
   Payments for organization costs
   Payments for trademark
   Sale of mortgage note receivable, related party
   Issuance of notes receivable, related parties


CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash overdraft
    Proceeds from note payable, shareholder
    Payment of note payable, shareholder
    Proceeds from issuance of stock
    Refund of additional paid-in capital

NET INCREASE IN CASH                                                    96,517

CASH AT BEGINNING OF PERIOD                                                 -
                                                  ---------------------------

CASH AT END OF PERIOD                            $                      96,517
                                                  ===================== ======


NONCASH INVESTING AND FINANCING ACTIVITIES
    Note receivable obtained from related
    party for paid-in capital


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Cash paid for interest




                                    Inception to      Six Months
                                     March 31,      Ended March 31,
                                                   -----------------
                                    1997             1997           1996
                              --------------  -----------------  --------

CASH FLOWS FROM OPERATING ACTIVITIES:
                              $  (27,285)  $       8,158   $        (10,136)
                           ---------------------------------------------  ---

 Change in operating assets and liabilities:
   Interest receivable,
     related party                   (12,260)           (12,260)        -
   Interest payable,
     related party                     -            (10,000)        -
                                 --------------  -----------------  --------

Total Adjustments                    (12,260)           (22,260)        -
                               --------------  -----------------  --------

 Net Cash Used by
   Operating Activities                (39,545)           (14,102)  (10,136)
                                --------------  -----------------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                  (1,990)              -             (1,990)
                                (131,898)        (23,975)           (48,613)
                                    (217)              -               (217)
                             1,000,000       1,000,000                  -
                                (760,500)       (760,500)                 -
                              ---------------------------------------------

 Net Cash Provided (Used) by
  Investing Activities           105,395            215,525   (50,820)
                               --------------  -----------------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
                                      -               -                956
                                  90,503           3,000             10,000
                                  (87,503)        (87,503)                 -
                                  50,000               -             50,000
                                   (22,333)        (22,333)                 -
                                ---------------------------------------------

   Net Cash Provided (Used) by
    Financing Activities                30,667           (106,836)   60,956
                                 --------------  -----------------  --------

NET INCREASE IN CASH                  96,517         94,587               -

CASH AT BEGINNING OF PERIOD              -             1,930               -
                                ---------------------------------------------

CASH AT END OF PERIOD            $  96,517             $   96,517   $    -
                              =============================================


NONCASH INVESTING AND FINANCING ACTIVITIES

                              $ 1,000,000   $           -   $      1,000,000
                           =============================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                              $     10,000   $           -   $              -
                           =============================================  =



See  accountants'  compilation  report  and  accompanying  notes.

Notes  to  Financial  Statements
March  31,  1997
----------------

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

Estimates  -  The  preparation  of  financial  statements  in  conformity with
---------
generally accepted accounting principles requires management to make estimates
-------
and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management estimates that the administrative costs, such as legal and accounting, to complete the offering discussed in the first paragraph above are approximately $50,000. This amount does not include any fees, commissions, or other costs associated with the sale of the subordinated debt.

Fair  Value  of  Financial Instruments - Management is of the opinion that the
--------------------------------------
carrying  value  of  all  financial instruments is substantially equal to fair
--
value  at  March  31,  1997.
--

Computer  Equipment  -  Computer  equipment is stated at cost. Depreciation is
-------------------
calculated  considering the estimated useful lives of the respective assets on
---
the straight-line method. Computer equipment is being depreciated over a three year period. No depreciation was recorded during the periods, as it would be immaterial.

Expenditures for additions are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred.

When properties are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation and amortization are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

Organization  Costs  -  Organization  costs  include  filing  fees  with  the
-------------------
Securities  and  Exchange  Commission  ($17,991),  the National Association of
---------
Securities  Dealers,  Inc.  ($5,750),  Blue  Sky  registration fees in several
----
states  ($15,475),  legal  ($69,245),  accounting  ($22,257)  and  other costs
----
($1,180)  associated  with  the  organization  of  the  Company.
----

Of these costs, approximately $71,000 will be charged against the proceeds, if any, of the subordinated debt discussed in Note E. Remaining capitalized costs will be amortized over a five year period.

Income  Taxes - Since inception, the Company has incurred net operating losses
-------------
amounting to $27,285. This net operating loss carryforward will expire in the year 2011, if not previously utilized.

No tax benefit for the loss carryforward has been reported in the financial statements. Accordingly, the tax benefit of approximately $9,000 resulting from the utilization of the loss carryforward has been offset by a valuation allowance of the same amount.

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

On October 8, 1996, the Company sold, for $1,000,000 cash, the $1,000,000 note receivable from Plaza Investment Corporation to Mr. Juliano.

NOTE  C          NOTE  PAYABLE,  SHAREHOLDER

Note payable, shareholder amounting to $87,503 plus accrued interest of $10,000 was fully paid on October 9, 1996. During 1997, an additional $3,000 was loaned to the Company.

NOTE  D          LEASE  COMMITMENT,  RELATED  PARTY

The Company formerly leased, from a company owned by Mr. William T. Juliano, office space for its executive offices as well as furniture, fixtures and equipment at 560 Fellowship Road, Mount Laurel, New Jersey 08054. Effective October 1, 1996, the lease commitment was renegotiated for a period commencing on that date and expiring January 31, 1998 at a minimum annual rental of $60,000. This agreement is not the result of arm's length negotiation. The aggregate lease commitment for the remaining lease term is approximately $65,000. During 1997, this lease was cancelled with the understanding that Mr. Juliano would provide substitute space, and furniture, fixtures and equipment for the Company without cost to the Company until cash flow from operations covers these costs.

NOTE  E          SUBORDINATED  DEBT

The Company intends to offer for sale up to $50,000,000 in unsecured senior subordinated notes with varying interest rates on a best-efforts basis with maturities ranging from three months to ten years. The notes may be extended, at the option of the Company, for a term equal to the original term unless the holder requests repayment within seven days prior to the original maturity date. There is no minimum amount of the notes that must be sold. The Company may pay commissions of up to an approximate amount of 6% of the principal amount of each note sold plus any out-of-pocket expenses incurred in connection with the offer and sale of the notes up to 1% of the principal amount of each note sold.

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

NOTE  F          NOTES  RECEIVABLE,  RELATED  PARTIES

The Company entered into demand notes receivable amounting to $760,500 with entities related to Mr. Juliano. These notes bear interest at 12.5% per annum.


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

     Initial  Primary  Business.    During  the  start up phase, the Company's
     --------------------------
initial focus will be limited to loans where the Company is presently licensed. The Company is licensed as a mortgage lender and an issuer/dealer in the State of Florida. Some types of lending; as an example, lease financing or equipment loans, do not require licenses in certain states where the company may choose to operate. Management has applications pending in
other  states.    Management  does  not  believe  that  the  pending  license applications will materially adversely affect the Company's ability to do business and does not know of any disqualification for the issuance of any license which the Company may apply for in the future.

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

     (b)          Management's  Discussion  and  Analysis of Interim Financial
                  ------------------------------------------------------------
Information.    The  Company's activities during the period from the effective
       ----
date of its Registration Statement until the date of this Report have been limited to:

1.          Qualification  to  do  business  in  the  State  of  Florida.
2.          Licensed  as  a  Mortgage  Lender  in  the  State  of  Florida.
3.          Licensed  as  a  Securities Issuer/Dealer in the State of Florida.
4. Formulating plans for the marketing of the Senior Subordinated Fixed Rate Term Notes covered by the Company's Registration Statement.

     In order to generate a limited amount of investing income the Company has made demand loans to related entities in the aggregate amount of $760,000.

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

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)          Exhibit  10  -  Material  Contracts
          Exhibit  27  -  Financial  Data  Schedule

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST  NATIONS  FINANCIAL  SERVICES  COMPANY



Date:    May  15,  1997                             By:  /s/William T. Juliano
                                                        ----------------------
                     William  T.  Juliano,  President  &  Chief  Executive
                  Officer



Date:    May  15,  1997                              By:  /s/Thomas E. Juliano
                                                         ---------------------
                                    Thomas  E.  Juliano,  Treasurer,  Chief
Financial
                                    Officer  and  Secretary
1

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

     NOW, THEREFORE, intending to be legally bound, the parties hereby agree that as of February 13, 1997 the lease is hereby cancelled and terminated, however, tenancy may continue on a month to month basis at $1.00 per month until terminated by either party.

                                   PLAZA  INVESTMENT  CORPORATION


/s/  Karen  E.  Ehrgott                             By:  /s/ Anthony J. Grippo
-----------------------                                -----------------------
Witness                                                Anthony J. Grippo, Vice
President
     LANDLORD



                                   FIRST  NATIONS  FINANCIAL  SERVICES
     COMPANY


/s/  Deborah  A. Dickinson                         By:  /s/ William T. Juliano
--------------------------                            ------------------------
Witness                                          William T. Juliano, President
     TENANT
                              Exhibit 27 - Page 1
                                  EXHIBIT 27
                            FINANCIAL DATA SCHEDULE


     This schedule contains summary financial information extracted from the financial statements as of March 31, 1997, and for the six months then ended, and is qualified in its entirety by reference to such financial statements. (In thousands, except EPS)



 ITEM NUMBER
-------------
               ITEM DESCRIPTION                                     AMOUNT
               --------------------------------------------------  -------


      5-02(1)  Cash and cash items.                                 $    97
      5-02(2)  Marketable securities                                      0
5-02(3)(a)(1)  Notes and accounts receivable-trade                       760
      5-02(4)  Allowances for doubtful accounts                            0
      5-02(6)  Inventory                                                  0
      5-02(9)  Total current assets                                       869
     5-02(13)  Property, plant and equipment                               2
     5-02(14)  Accumulated depreciation                                   0
     5-02(18)  Total assets                                             1,003
     5-02(21)  Total current liabilities                                   0
     5-02(22)  Bonds, mortgages and similar debt                           0
     5-02(28)  Preferred stock-mandatory redemption                       0
     5-02(29)  Preferred stock-no mandatory redemption                    1
     5-02(30)  Common stock                                               1
     5-02(31)  Other stockholder's equity                                 998
     5-02(32)  Total liabilities and stockholders' equity               1,003
  5-03(b)1(a)  Net sales tangible products                                 0
    5-03(b)1   Total revenues                                             34
  5-03(b)2(a)  Cost of tangible goods sold                                0
    5-03(b)2   Total costs and expenses applicable to sales and revenues   0
    5-03(b)3   Other costs expenses                                        25
    5-03(b)5   Provision for doubtful accounts and notes                   0
   5-03(b)(8)  Interest and amortization of debt discount                  0
  5-03(b)(10)  Income before taxes and other items                         8
  5-03(b)(11)  Income tax expense                                          0
  5-03(b)(14)  Income/loss continuing operations                           8
  5-03(b)(15)  Discontinued operations                                     0
  5-03(b)(17)  Extraordinary items                                         0
  5-03(b)(18)  Cumulative effect-changes in accounting principles          0
  5-03(b)(19)  Net income or loss                                          8
  5-03(b)(20)  Earnings per share-primary                                8.16
  5-03(b)(20)  Earnings per share-fully diluted                            0
