Form 10QSB
period 1997-06-30
FIRST NATIONS FINANCIAL SERVICES CO
filed 1997-08-15
CIK 1008966

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark  One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of  1934.
     For  the  quarterly  period  ended  June  30,  1997
 [ ] Transition  report  under  Section  13  or  15(d)  of  the  Exchange Act.
     For  the  transition  period  from  ___________  to  ___________



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

          X              Yes                                  No
          -



                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common  equity, as of the latest practicable dated:   August 14, 1997 -- 1,000
shares  of  Common  Stock

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


We have compiled the accompanying balance sheet of First Nations Financial Services Company (a development stage company) as of June 30, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the period October 16, 1995 (Date of Inception) through June 30, 1997 and the three and nine months ended June 30, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

As more fully discussed in the notes to the financial statements, the Company has significant transactions with a shareholder and related interests.



                                   /s/Harper  &  Pearson  Company





Houston,  Texas
July  12,  1997

Balance  Sheet
June  30,  1997
---------------





                                    ASSETS

CURRENT ASSETS
  Cash                                                   $   30,653
  Interest receivable, related parties                          620
  Notes receivable, related parties                         852,413
                                                         -----------

    TOTAL CURRENT ASSETS                                    883,686
                                                         -----------

PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment                          21,122
  Computer equipment                                         19,000
                                                         -----------

                                                             40,122
                                                         -----------

OTHER ASSETS
  Trademarks                                                  1,266
  Organization costs                                        169,006
                                                         -----------

                                                            170,272
                                                         -----------

                                                         $1,094,080
                                                         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Note payable, shareholder                              $    3,000
  Note payable, other                                         1,000
  Accounts payable                                           16,612
  Accrued payroll taxes payable                                 935
                                                         -----------

    TOTAL CURRENT LIABILITIES                                21,547
                                                         -----------

COMMITMENT

SHAREHOLDERS' EQUITY
  6% Series A, cumulative, nonvoting, preferred
    shares, $.001 par value, 1,000 shares authorized,
    issued and outstanding; liquidation preference
    of $1,000,000                                                 1
  Common stock, $.001 par value, 2,000 shares
    authorized, and 1,000 shares issued and outstanding           1
  Additional paid-in capital                              1,125,928
  Deficit accumulated during the development stage          (53,397)
                                                         -----------

                                                          1,072,533
                                                         -----------

                                                         $1,094,080
                                                         ===========




See  accountants'  compilation  report  and  accompanying  notes.

Statements  of  Operations
October  16,  1995  through  June  30,  1997
and  the  three  and  six  months  ended  June  30,  1997  and  1996
--------------------------------------------------------------------


                         Inception  to  Three  Months          Nine  Months
                           June  30,    Ended June 30,         Ended June 30,
                                  ----------------------     ------------------
                            1997       1997       1996       1997       1996
                          ---------  ---------  ---------  ---------  ---------
INTEREST INCOME,
  RELATED PARTIES         $131,054   $ 27,416   $ 30,000   $ 61,054   $ 40,000
                          ---------  ---------  ---------  ---------  ---------


EXPENSES
   Accounting fees             300          -          -          -          -
   Advertising               2,886      2,886          -      2,886          -
   Bank charges              1,024        496          -        615          -
   Equipment rental          1,331      1,331          -      1,331          -
   Insurance expense         1,956      1,756          -      1,956          -
   Interest expense         10,000          -          -          -          -
   Legal fees                  469          -        282          -        282
   License and fees          2,863        866          -      2,863          -
   Misc. labor                 260        260          -        260          -
   Office payroll
     expense                 3,392      3,392          -      3,392          -
   Office supplies and
      expense                3,116      1,782      2,756      2,356      2,892
   Payroll taxes - ER          375        375          -        375          -
   Postage                  11,592      7,371          -      9,764          -
   Printing                 14,239     14,003          -     14,003          -
   Professional fees        10,996     10,689          -     10,689          -
   Recruitment               1,197      1,197          -      1,197          -
   Rent, related party     116,132      6,132     30,000     26,132     50,000
   Telephone expense         1,000        891         39        943         39
   Travel expense            1,323        101          -        246          -
                          ---------  ---------  ---------  ---------  ---------

                           184,451     53,528     33,077     79,008     53,213
                          ---------  ---------  ---------  ---------  ---------


NET LOSS                  $(53,397)  $(26,112)  $ (3,077)  $(17,954)  $(13,213)
                          =========  =========  =========  =========  =========


LOSS PER COMMON SHARE     $ (53.40)  $ (26.11)  $  (3.08)  $ (17.95)  $ (13.21)
                          =========  =========  =========  =========  =========


SHARES USED IN COMPUTING
  LOSS PER COMMON SHARE      1,000      1,000      1,000      1,000      1,000
                          =========  =========  =========  =========  =========








See  accountants'  compilation  report  and  accompanying  notes.

Statement  of  Changes  in  Shareholders'  Equity
October  16,  1995  through  September  30,  1996
and  the  six  months  ended  June  30,  1997
---------------------------------------------







                                                           Additional
                         Preferred    Common    Paid-In      Retained
                           Stock      Stock     Capital     (Deficit)      Total
                         ----------  --------  ----------  ------------  ----------
SALE OF STOCK            $        1  $      1  $1,049,998  $         -   $1,050,000

NET LOSS                          -         -           -      (35,443)     (35,443)
                         ----------  --------  ----------  ------------  ----------

BALANCE -
  SEPTEMBER 30, 1996              1         1   1,049,998      (35,443)   1,014,557

CONTRIBUTION OF
  ADDITIONAL PAID-IN
  CAPITAL                         -         -      75,930            -       75,930

NET LOSS                          -         -           -      (17,954)     (17,954)
                         ----------  --------  ----------  ------------  ----------

BALANCE - JUNE 30, 1997  $        1  $      1  $1,125,928  $   (53,397)  $1,072,533
                         ==========  ========  ==========  ============  ==========


See  accountants'  compilation  report  and  accompanying  notes.

Statements  of  Cash  Flows
October  16,  1995  through  June  30,  1997
and  the  six  months  ended  June  30,  1997  and  1996
--------------------------------------------------------

                                                Inception  to          Nine  Months
                                                   June  30,         Ended  June  30,
                                                       ------------------------
                                                     1997         1997         1996
                                                  -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $  (53,397)  $  (17,954)  $  (13,213)
                                                  -----------  -----------  -----------
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Change in operating assets and liabilities:
      Interest receivable, related party                (620)        (620)           -
      Accounts payable                                16,612       16,612            -
      Accrued payroll taxes payable                      935          935            -
      Interest payable, related party                      -      (10,000)           -
                                                  -----------  -----------  -----------

    Total Adjustments                                 16,927        6,927            -
                                                  -----------  -----------  -----------

    Net Cash Used by Operating Activities            (36,470)     (11,027)     (13,213)
                                                  -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures
    and equipment                                    (21,122)     (21,122)           -
  Purchase of computer equipment                     (19,000)     (17,010)      (1,990)
  Payments for organization costs                   (169,006)     (61,083)     (93,934)
  Payments for trademark                              (1,266)      (1,049)        (217)
  Sale of mortgage note receivable,
    related party                                  1,000,000    1,000,000            -
  Issuance of notes receivable,
    related parties                                 (852,413)    (852,413)           -
                                                  -----------  -----------  -----------

    Net Cash Provided (Used) by
      Investing Activities                           (62,807)      47,323      (96,141)
                                                  -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from note payable, shareholder             90,503        3,000       60,608
  Proceeds from note payable, other                    1,000        1,000            -
  Payment of note payable, shareholder               (87,503)     (87,503)           -
  Proceeds from issuance of stock                     50,000            -       50,000
  Contribution of additional paid-in capital          75,930       75,930            -
                                                  -----------  -----------  -----------

    Net Cash Provided (Used) by
      Financing Activities                           129,930       (7,573)     110,608
                                                  -----------  -----------  -----------

NET INCREASE IN CASH                                  30,653       28,723        1,254
CASH AT BEGINNING OF PERIOD                                -        1,930            -
                                                  -----------  -----------  -----------
CASH AT END OF PERIOD                             $   30,653   $   30,653   $    1,254
                                                  ===========  ===========  ===========
NONCASH INVESTING AND FINANCING ACTIVITIES
  Note receivable obtained from related
    party for paid-in capital                     $1,000,000   $        -   $1,000,000
                                                  ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                          $   10,000   $   10,000   $        -
                                                  ===========  ===========  ===========



See  accountants'  compilation  report  and  accompanying  notes.

Notes  to  Financial  Statements
June  30,  1997
---------------

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

Fair  Value  of  Financial Instruments - Management is of the opinion that the
--------------------------------------
carrying  value  of  all  financial instruments is substantially equal to fair
--
value  at  June  30,  1997.
--

Property  and  Equipment  -  Property  and  equipment  are  stated  at  cost.
------------------------
Depreciation  is  calculated  considering  the  estimated  useful lives of the
----------
respective  assets on the straight-line method. Property and equipment will be
-----
depreciated over a three to five year period. No depreciation was recorded during the periods, as it would be immaterial.

Expenditures for additions are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred.

When properties are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation and amortization are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

Organization  Costs  -  Organization  costs  include  filing  fees  with  the
-------------------
Securities  and  Exchange  Commission  ($17,991),  the National Association of
---------
Securities  Dealers,  Inc.  ($5,750),  Blue  Sky  registration fees in several
----
states  ($15,475),  legal  ($94,102),  accounting  ($23,508)  and  other costs
----
($12,180)  associated  with  the  organization  of  the  Company.
----

Of these costs, approximately $106,000 will be charged against the proceeds, if any, of the subordinated debt discussed in Note E. Remaining capitalized costs will be amortized over a five year period.

Income  Taxes - Since inception, the Company has incurred net operating losses
-------------
amounting to $53,397. This net operating loss carryforward will expire in the year 2011, if not previously utilized.

No tax benefit for the loss carryforward has been reported in the financial statements. Accordingly, the tax benefit of approximately $18,000 resulting from the utilization of the loss carryforward has been offset by a valuation allowance of the same amount.

Statement of Cash Flows - For purposes of reporting cash flows, cash, and cash
-----------------------
equivalents includes only cash on hand and in demand deposit accounts with a bank.

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


NOTE  D          LEASE  COMMITMENT,  RELATED  PARTY

The Company formerly leased, from a company owned by Mr. William T. Juliano, office space for its executive offices as well as furniture, fixtures and equipment at 560 Fellowship Road, Mount Laurel, New Jersey 08054. Effective October 1, 1996, the lease commitment was renegotiated for a period commencing on that date and expiring January 31, 1998 at a minimum annual rental of $60,000. This agreement was not the result of arm's length negotiation. Prior to its cancellation, the aggregate lease commitment for the remaining lease term was approximately $65,000. During 1997, this lease was cancelled with the understanding that Mr. Juliano would provide substitute space, and furniture, fixtures and equipment for the Company without cost to the Company until cash flow from operations covers these costs.


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


NOTE  F          NOTES  RECEIVABLE,  RELATED  PARTIES

The Company entered into demand notes receivable amounting to $852,413 with entities related to Mr. Juliano. These notes bear interest at 12.5% per annum.


ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION

     (a)     Plan of Operation - Overview.  The Company was organized November
             ----------------------------
16, 1995 and has limited operating history. Neither the Company nor its management have any experience in raising or investing funds. However, the Company's objective is to become a significance participant in three interrelated segments of the financial services industry. The Company believes that it can achieve its objective by its commitment to servicing a market niche which is not adequately serviced by commercial banks or traditional lending sources. In servicing its market, the Company will stress the importance of identifying profitable lending opportunities and quick closing.

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

     Initial  Primary  Business.    The  Company's present focus is limited to
     --------------------------
loans where the Company is presently licensed. The Company is licensed as a mortgage lender and an issuer/dealer in the State of Florida. Some types of lending; as an example, lease financing or equipment loans, do not require licenses in certain states where the company may choose to operate. Management has applications pending in other states. Management does not believe that the pending license applications will materially adversely affect the Company's ability to do business and does not know of any disqualification for the issuance of any license which the Company may apply for in the future.

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

     (b)          Management's  Discussion  and  Analysis of Interim Financial
                  ------------------------------------------------------------
Information.    The  Company's activities during the period from the effective
       ----
date of its Registration Statement until the date of this Report have been limited to:

1.          Qualification  to  do  business  in  the  State  of  Florida.
2.          Licensed  as  a  Mortgage  Lender  in  the  State  of  Florida.
3.          Licensed  as  a  Securities Issuer/Dealer in the State of Florida.
4. Formulating plans for the marketing of the Senior Subordinated Fixed Rate Term Notes covered by the Company's Registration Statement.
5. Opened its Delaware office, commenced advertising and mailed Prospectus to interested parties.

     In order to generate a limited amount of investing income the Company has made demand loans to related entities in the aggregate amount of $852,413.

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

     Therefore, as of the date of this Report interest income is generally sufficient to cover the present expenses of the limited operations. As the Company intensifies its selling and marketing of the Notes, expenses will increase significantly.

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

                                    PART II

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)          Exhibit  27  -  Financial  Data  Schedule

     (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST  NATIONS  FINANCIAL  SERVICES  COMPANY



Date: August 14, 1997  By:  /s/William T. Juliano
                           ----------------------
                           William  T.  Juliano,  President  &
                           Chief  Executive Officer



Date: August 14, 1997 By:  /s/Thomas E. Juliano
                           ---------------------
                           Thomas  E.  Juliano,  Treasurer,  Chief
                           Financial Officer  and  Secretary