Form 10KSB
period 1997-09-30
FIRST NATIONS FINANCIAL SERVICES CO
filed 1997-12-30
CIK 1008966

1


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-KSB
                                 ANNUAL REPORT


  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997


                   FIRST NATIONS FINANCIAL SERVICES COMPANY
            (Exact name of registrant as specified in its charter)


                                   DELAWARE
        (State or other jurisdiction of incorporation or organization)

          333-1612                              76-0481583
     (Commission  File  Number)          (IRS  Employer Identification Number)

                      C/O MR. GARY N. PELEHATY, PRESIDENT
                   FIRST NATIONS FINANCIAL SERVICES COMPANY
                          CHRISTIANA EXECUTIVE CAMPUS
                        220 CONTINENTAL ROAD, SUITE 310
                          NEWARK, DELAWARE 19713-4314
                   (Address of principal executive offices)

                                (302) 292-2100
             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock $.001 par value

     Check  whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
          X              Yes                                  No
          -

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB  or  any  amendment  to  this  Form  10-KSB.      [        ]

     Issuer's  revenues  for  its  most  recent  fiscal  year  were  $88,377.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 19, 1997 was zero. The voting stock is 100% owned by one insider.

     The number of shares of the Registrant's common stock outstanding as of December 19, 1997 was 1,000.


                                       2
                                       9
                                  FORM 10-KSB

                   FIRST NATIONS FINANCIAL SERVICES COMPANY
                   ========================================



                                    PART I

ITEM  1.          DESCRIPTION  OF  BUSINESS

     First Nations Financial Services Company was organized as a Delaware corporation on November 16, 1995.

OVERVIEW

     The  Company  has  identified  two interrelated segments of the financial services industry to which it is committed to become a significant participant. The first segment of the industry upon which the Company will focus and concentrate its resources is commercial and business lending, which includes real estate and equipment financing. The second component of the Company's overall strategy is the sale and securitization of loans originated by the Company.

PRIMARY  BUSINESS

     The Company's present focus is limited to commercial and business loans. This phase will expand to commercial and business lending that does require licenses when, and only when, the necessary licenses are acquired. Management does not believe the present lack of licenses will materially adversely affect the Company's ability to do business and does not know of any impediment or disqualification for the issuance of any licenses which may be required in the future.

     The Company has received preliminary expressions of interest to finance approximately $5 Million of projects ranging from $500,000 or more. If the Company successfully closes one or more of the possible projects, the anticipated interest rate payable by the borrower will be 10% or more and the borrower will pay to the Company a loan origination fee of not less than 1% of the original principal, or in lieu of an origination fee a negotiated interest rate, as well as the costs of document preparation, appraisal cost, title insurance premiums, attorneys fees and other third party expenses.

COMMERCIAL  AND  BUSINESS  LOANS

     The Company intends to make loans to owners of businesses who the Company determines has the business purpose, motivation, cash flow and collateral required to repay the obligation.

     Collateral.    The  Company  intends  to  make  commercial  loans  to
corporations, partnerships, sole proprietors and other entities. All loans may be collateralized by one or more of the following: (i) a mortgage lien on a principal residence or some other parcel of real property, (ii) a junior mortgage lien on a parcel of real property, (iii) marketable securities, or
(iv) other real or personal property. Commercial lending may also take the form of the lease of equipment or a loan secured by other personal property. Real property eligible for collateral includes single family residences, office and apartment buildings, mixed use buildings, unimproved land, motels, hotels and restaurant buildings owned by the borrower, a principal of the borrower, or a guarantor of the borrower. The Company generally intends to further collateralize its loans by obtaining a lien on the borrower's other tangible and intangible assets by filing appropriate Uniform Commercial Code financing statements and, if possible, obtain personal guarantees from the Borrower. At September 30, 1997, the Company had unsecured outstanding notes receivable from related entities in the amount of $858,813.

     The Company intends to make loans for various business purposes including, but not limited to, working capital, business expansion, equipment or real estate acquisition and debt-consolidation.

     Strategy.    The  Company  markets  its  business  loans through existing personal  relationships with management and members of the Board of Directors.

     Lending Policies and Practices. Summarized below are certain of the lending policies and practices which the Company follows. Such policies and practices will be altered, amended and supplemented as conditions warrant. The Company has the right to make changes in its day to day practices and policies in its sole discretion.

     The Company keeps its interest and other charges competitive with the lending rates of other lenders. Generally, loans are made at fixed rates for fixed terms. Generally, the Company intends to compute interest due on its outstanding loans by the simple interest method. Generally, the Company intends to require that title insurance be obtained in connection with its loans and to permit borrowers to prepay such loans. Where permitted by applicable law, the Company may impose a prepayment penalty. Whether a prepayment penalty is imposed and the amount of such penalty, if any, is negotiated between the Company and the individual borrower prior to consummation of the loan.

     Generally, the Company will make a loan collateralized by residential real estate only if the overall loan to value ratio (based on independent appraised fair market value) on the properties collateralizing the loans is less than ninety (90%) percent. Generally, the Company will make a loan collateralized by commercial real estate where the overall loan to value ratio (based on independent appraised fair market value) is less than ninety (90%) percent. Occasionally, exceptions to these maximum levels may be made if other collateral is available or if there are other compensating factors.

     Servicing of Loans. Generally, the Company will not be responsible for servicing loans. The Company will subcontract servicing of the loans in its portfolio or loans which will be securitized in accordance with specific servicing procedures. In servicing its loans, the Company, itself or through a subcontractor, initiates the collection process one day after a borrower misses a monthly due date. When a loan becomes forty-five (45) to sixty (60) days delinquent, it will be transferred to loan work-out personnel. The work-out personnel attempt to reinstate a delinquent loan, seek a payoff, or occasionally enter into a loan modification agreement with the borrower to
avoid  foreclosure.    If  a  borrower declares bankruptcy, the matter will be
immediately  referred  to  counsel.

     Purchase of Existing Loans. In the normal course of business, the Company may purchase business/commercial loan portfolios from individuals, banks, other commercial lenders and other sources of commercial loans. Any loans so purchased would be collateralized by real estate located in the Company's market area. Each such individual loan would be reviewed by an executive officer of the Company prior to acquisition to see if the loan and all related matters conform to the Company lending procedures and policies.

     Competition. As a commercial lender, the Company competes against many other lenders, many of which have larger capitalization and better name recognition. The Company will have significant competition in the equipment leasing industry. The Company competes with banks, leasing and financial companies with greater resources, capitalization and name recognition throughout its market area. Other companies participating in the equipment leasing industry will have the ability to enter into leases which contemplate the payment of funds sufficient to recover the lessor's investment in the equipment plus a profit over the term of the lease which does not give the lessee any option to purchase the equipment. Competitors may also lease equipment under renewable leases which do not contemplate full recovery of the lessor's original costs during their initial term. Therefore, competitors have many ways in which to compete which are not available to the Company.

     Leasing. Generally, the Company's leases will be two types: (i) finance leases which have a term of twelve (12) months or more and provide a purchase option exercisable by the lessee at $1.00 at the termination of the lease and
(ii) fair market value or true leases which have a similar term but provide a purchase option exercisable by the lessee at the fair market value of the equipment at the termination of the lease.

     Strategy.    The Company primarily intends to obtain its business leasing customers through equipment manufacturers, brokers and vendors with whom directors or management have a relationship.

     Leasing Policies and Practices. Generally, the Company's interest rate and other terms and conditions of its leases will be competitive with the leasing terms of other leasing companies in the area. The leases will be for terms of twelve (12) to sixty (60) months and structured with purchase options whose exercise prices range from $1.00 to the fair market value of the equipment at the time of the lease termination.

     All  of  the  leases  will be secured by the leased equipment or, in some
cases,  other  or  additional  collateral.    However,  creditworthiness  and
financial strength of the lessee are an important criteria to be utilized by the Company in determining to enter into a lease arrangement with a specific lessee. It is anticipated that in the future, the Company may develop relationships with third party purchasers of leases and will sell a portion of the leases it makes to such third parties. The sale of leases to third party purchasers may or may not require the Company to retain the servicing rights to such leases.

     The above policies and practices may and will be altered, amended and supplemented as conditions and circumstances warrant. The Company has the right to make changes in its day to day practices and policies in its sole discretion.

     Service Area. The Company intends to market and originate business equipment leases throughout the United States. The Company will conduct its business operations from the Company's main offices. As markets develop in other areas, the Company may open additional offices within or outside its present service area.

SECURITIZATION  OF  LOANS

     The Company anticipates that it will build portfolios of business and commercial loans (which include business leases) and enter into securitizations of all or part of these portfolios. The Company believes that a securitization program provides a number of benefits by allowing the Company to create an additional profit center, diversify its funding base, provide liquidity and lower its cost of funds.

     The diversification of its funding base through securitization is an objective of the Company. Generally, a securitization involves the transfer by the Company of loans representing a series of loans to a single purpose trust in exchange for certificates issued by the trust. The certificates represent an undivided ownership interest in the loans transferred to the trust. Typically, the certificates will consist of a class of senior certificates, a class of subordinated certificates and a residual interest. In connection with the securitization, the senior certificates are sold to investors and the subordinate certificates and residual interest are typically retained by the Company. As a result of the sale of the senior certificates, the Company will receive a cash payment representing a substantial portion of the principal balance of the loans held by the trust. The senior certificates will entitle the holder to be repaid the principal of its purchase price and the certificates will bear interest at a stated rate of interest. The stated rate of interest will typically be substantially less than the interest rate required to be paid by the borrowers with respect to the underlying loans. As a consequence, the Company is able to receive cash for a portion of its portfolio and to pay the principal and interest required by the senior certificate with the cash flows from the underlying loans owned by the trust. However, since the interest in the loans held by the Company (the subordinate certificate and the residual interest) is subordinate to the senior certificate, the Company retains a portion of the risk that the full value of the underlying loans will not be realized. Additionally, the holder of the senior certificates will receive certain additional payments on account of principal in order to reduce the balance of the senior certificates in proportion to the subordinate certificate held by the Company. The additional payments of principal are designed to increase the senior certificate holder's protection against loan losses by preserving the availability of the subordination provided by the subordinate certificates. In the typical subordination structure, the Company, as the holder of the residual interest in the trust will be entitled to receive all of the remaining interest in the loans at the time of the termination of the trust.

     In order to securitize pools of loans, the Company believes it will be necessary to aggregate similar loans into a common offering. The Company expects that the minimum dollar amount necessary to effectively justify the origination and offering costs is in the range of $7.5 million for a private offering and $25 million for a public offering. The Company expects to enter into the securitization market during the first quarter of 1999 and is conditioned on the Company's ability to develop the necessary business reputation and industry relationships.

     In order to successfully securitize its loans, the Company must develop a reputation in the financial community and with the commercial rating agencies as having the ability to acquire and service, or arrange for the servicing, of loans which are intended to become a part of the securitized pool. In addition, the Company must develop relationships with one or more banks or trust companies which are qualified to act as owner trustee and indenture trustee in order to qualify for participation in the securitization market. Any successful securitization of loans is, therefore, dependent upon assembling the several necessary participants including the indenture trustee, credit enhancement facility, owner trustee and the underwriter or placement agent who will ultimately sell the securitized instrument into the capital markets. The ability to demonstrate expertise in the necessary functions to securitization and to attract the necessary industry participants may be an expensive and time consuming process for a Company whose management team has no experience in these matters. However, based upon preliminary discussions by the Company with representatives of the several necessary participants, the Company's forecast of entry into the securitization market during the first quarter of its second year of operations is reasonable.

GOVERNMENT  REGULATION  AND  LICENSING

     Rules and Regulations. The Company's motor vehicle lending business will be subject to numerous federal and state consumer protection laws and related regulations which impose substantial requirements upon lenders and servicers involved in consumer finance.

     Licensing. The Company does not need any further government approval or other licenses for its present primary business, commercial lending, in the states in which it presently proposes to operate. Furthermore, the Company does not and will not need federal or local government approval or licenses for the purchase or securitization of the commercial loans. However, as the geographic coverage of the Company's commercial lending business increases in the future some states will require licensing for the Company to offer some of its mortgage banking services. In such event the Company will seek to acquire such licenses.

     As of the date of this annual report, the Company is licensed as a mortgage lender in the State of Florida and has not applied for any licenses in any other state. Management of the Company does not believe the lack of licenses will materially adversely affect the Company's ability to do business because there are ample investment opportunities in unlicensed activities. Management does not know of any impediments, disqualification or other reason why the Company will not qualify for any licenses it may need in the future.

EMPLOYEES

     The executive officers of the Company devote substantially all their time to operations of the Company for no compensation until the Company's cash flow is adequate to cover market level compensation. Bookkeepers, secretaries, administrative assistants and support staff are presently employed by William
T. Juliano, or one of his affiliates, and he will make their services available without cost to the Company until cash flow from operations will cover their costs, or in lieu fund, these operations until cash flow is sufficient. The Company believes its relationship with the employees is good.


ITEM  2.          DESCRIPTION  OF  PROPERTY

     The Company presently does not hold title to any real estate. The Company currently receives the use of certain free office space funded by Mr. William T. Juliano. On April 15, 1997, the Company entered into a twelve month lease agreement with a third party for 1,333 square feet of office space in Newark, Delaware. Rent expense for the fiscal year ended September 30, 1997 associated with this lease amounted to $12,230. Monthly rental charges are approximately $2,027.

     The Company has filed an application for registration of its name and logo as a service mark with the U.S. Patent and Trademark Office. The application is pending.


ITEM  3.          LEGAL  PROCEEDINGS

     The Company is currently involved in trademark opposition litigation. This opposition litigation is an administrative proceeding concerning the Company's service mark and federal registration thereof. Management intends to vigorously defend this opposition litigation.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES HOLDERS

     No matters were submitted to a vote of the securityholders of the Company during the year ended September 30, 1997.


ITEM  5.          MARKET  FOR  COMMON  EQUITY  AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock does not trade on any market, therefore, there is currently no public trading market for shares of the Company's common stock, par value $.001 (the "Common Stock"). As of the date of this annual report, Thomas E. Juliano is the owner of all the outstanding shares of Common Stock. The Company has never declared a dividend on the Common Stock.

     As a result of net losses, the Company has a cumulative deficit of $99,003 as of September 30, 1997; accordingly, the Company may be prohibited by legal restrictions on capital from paying cash dividends for the foreseeable future. While any determination as to the payment of cash dividends will depend upon the Company's earnings, general financial condition, capital needs, and other factors, the Company presently intends to retain any earnings to finance working capital needs and expand its business, and therefore does not expect to pay cash dividends in the foreseeable future.

     Since inception, the shareholders of the Company have contributed capital amounting to $1,129,180 and certain operating space, furniture, fixtures and equipment, and services without cost to the Company. See Item 2, Description of Property, Item 7., Financial Statements, Footnote F, and Item 12., Certain Relationships and Related Transactions.

ITEM  6.          MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY  STATEMENTS  FOR  PURPOSES  OF  FORWARD-LOOKING  STATEMENTS

     Certain information contained in this Annual Report on Form 10-KSB (particularly that contained in this Part I., Item 6. "Management's Discussion and Analysis or Plan of Operation") may be deemed to be forward-looking statements within the meaning of Section 21E of Securities Exchange Act of 1934 and is subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future revenues, future earnings, future costs, future margins and future expenses; anticipated interest rates and yields, releases and technological advances; the future mix of business and future asset recoveries; and future demand, future industry conditions, future capital expenditures, and future financial condition. These statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

     When used in this report, the words "anticipate," "estimate," "expect," "may," "project" and similar expressions are intended to be among the statements that identify forward-looking statements. Important factors which could affect the Company's actual results and cause actual results to differ materially from those results which might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements include, but are not limited to, the following: inability of the Company to sell its unsecured senior subordinate notes at attractive interest rates; inability of the Company to loan the funds at attractive interest rates; fluctuation of financial performance due to the effect on gross profit margins by the yields on investments and borrowing costs in any period; the uncertainty of conditions affecting the real estate industry; credit risks associated with loans to customers; retention and financial condition of major customers; effects of future costs; collectibility of receivables; effects of governmental regulations; future levels and timing of capital expenditures; the risk of a disruption in credit markets; the level of competition in the financial services industry; risks associated with foreign sales; potential challenges to the Company's intellectual property rights; and the dependence on and retention of key personnel.

     The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS  OF  OPERATION

     Fiscal  year  ended  September  30,  1997,  compared  to the period ended
October 8, 1996 the Company's revenues from related parties increased approximately 26% to $88,377, compared to $70,000 for the period ended October 8, 1996. This increase resulted for increased lending activity with related parties. Of the $88,377 in related party revenue, $27,942 remains uncollected at September 30, 1997 and is reflected as interest receivable, related parties on the Company's balance sheet. For the year ended September 30, 1997, the Company incurred a net loss of $63,560 compared to a net loss of $35,443 for the period ended October 8, 1996. The increase in the fiscal 1997 loss resulted from increased advertising and other general and administrative costs associated with marketing the Company's subordinated debentures and operating the Company for a full year.

PLAN  OF  OPERATION  -  OVERVIEW

     The Company's objective is to become a significance participant in two interrelated segments of the financial services industry. The Company believes that it can achieve its objective by its commitment to servicing a market niche which is not adequately serviced by commercial banks or traditional lending sources. In servicing its market, the Company will stress the importance of identifying profitable lending opportunities and quick closing.

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

PLAN  OF  OPERATION  FOR  NEXT  12  MONTHS

     Until the Company receives proceeds from the sale of Notes, invests the proceeds and receives a return on the investment, the Company's only source of funds for advertising, marketing and promotion will be its limited equity capital and the income derived from its investments in notes receivables with related parties. Therefore, the Company will expend significant cash and incur additional losses in the early months of operation to cover its cost of developing and operating the business.

     The Company anticipates that proceeds from the sale of Notes will begin slowly and increase as the Company's marketing plan takes effect. Although no assurances can be given, the Company's first year forecast assumes total proceeds from the sale of Notes in the range of $35,000,000. Without regard to the amount of Notes sold, management believes that the Company has sufficient resources to pay its operating expenses for the next 12 months of operations because the Company's executive office and the furniture and equipment located in the space is furnished by Mr. Juliano without cost to the Company. On April 15, 1997, the Company entered into a twelve month lease agreement with a third party for 1,333 square feet of office space in Newark, Delaware. Rent expense for the fiscal year ended September 30, 1997 associated with this lease amounted to $12,230. Monthly rental charges are approximately $2,027. The executive officers of the Company will devote substantially all their time to operations without compensation until the Company's cash flow is adequate to cover market level compensation and all other operating expenses.

     The  Company  will  initially  sell  Notes  only  through  its employees.
However, the Company is likely to engage the services of one or more broker-dealers during the first year of operations. In order to arrive at its forecasted Note sales for the first 12 months, management had preliminary discussions with several small broker-dealers and examined the amount of similar debt instruments sold by two comparable issuers. The sales of other issuers was discounted substantially to account for the differences in experience at raising funds. Management believes its estimates are realistic and conservative. A part of the Company's plan to sell the Notes is direct personal contact with selected broker-dealers in the states where the offering is registered. The broker-dealers will be selected based upon their number of registered representatives and access to financial products comparable to the Notes offered by the Company. Management believes that it will fill a need for broker-dealers identified by its selection process because each have a few clients for whom the Notes are suitable investments and do not otherwise have the ability to participate in a similar offering.

     The following forward-looking table is the Company's present best reasonable estimate of the possible use of different increments of proceeds from the offering. Numerous uncertainties exist in estimating the amount and use of future proceeds. The accuracy of any estimate is a result of the quality of available market data, interpretation of the data, and business judgment. Actual results after the date of an estimate may indicate the need to revise the estimate. The quantity, quality, yield and category of available loans and other investments cannot be accurately predicted as well as changes in general economic conditions and interest rates. Accordingly, the actual use of proceeds set forth in the following table may be materially different from the actual use of proceeds.


                       Time after date of Debt Issuance
                       --------------------------------



Type Investment              Three       Months       Six        Months
-------------------------  ----------  ----------  ----------  -----------
                            Case 11     Case 22      Case 1      Case 2
                           ----------  ----------  ----------  -----------
Commercial loans
   and leases3 . . . . . .  $2,600,000  $5,000,000  $5,000,000  $ 9,850,000

Securitization. . . . . .         -0-         -0-         -0-          -0-

General and
   Administrative Costs4            -0-         -0-         -0-       50,000

Offering expenses
   sales commissions 5%5     150,000     275,000     250,000      525,000

   other offering expense     138,000     138,000         -0-          -0-

Uninvested proceeds . . .     112,000      87,000      50,000       75,000
                           ----------  ----------  ----------  -----------

     Total Use of
         Proceeds . . . .  $3,000,000  $5,500,000  $5,300,000  $10,500,000
                           ==========  ==========  ==========  ===========





Type  Investment          Nine          Months          One          Year
----------------          ----          ------          ---          ----
                          Case 1        Case 2         Case 1       Case 2
                          ------        ------         ------       ------

Commercial  loans
   and  leases     $9,350,000     $20,050,000     $16,050,000     $33,100,000

Securitization     -0-               -0-                -0-              -0-

General  and
   Administrative
      Costs4         50,000          50,000          50,000          50,000

Offering  expenses
   sales  commissions
        5%5          500,000       1,075,000        850,000       1,750,000

   other  offering
       expense          -0-          -0-          -0-         -0-

 Uninvested proceeds     100,000     325,000     50,000     100,000
                          -------     -------     ------     -------

 Total  Use  of
     Proceeds      $10,000,000     $21,500,000   $17,000,000   $35,000,000
                   ===========     ===========   ===========   ===========



__________________________
1  Worst  case.
2  Most  likely  case.
3 This category includes commercial first and second mortgage loans ranging from $50,000 to $3,500,000 or more.
4  The  executive  officers  of  the  Company  will devote substantial time to
operations   without compensation until the Company's cash flow is adequate to cover  market  level  compensation  and  all  other  operating  expenses.
5   Assumes  sale  by  broker-dealers  which  have  not  yet  been  identified.

     The Company presently has received preliminary expressions of interest to finance projects ranging from $500,000 or more. The Company anticipates, but is not assured, that the initial proceeds from the sale of Notes may be used to fund the commercial real estate investment opportunities which are tentatively available or other similar investments which do not require any state license. In such event, the yield will be below the Company's expected average rate of interest income but the credit will be high quality and the origination cost will be minimal.

     The Company forecasts a cost of funds in the range of 9.4% per annum, after offering and selling expenses, and net investment yield from its total portfolios of commercial loans after a reasonable reserve for losses, delinquencies and servicing costs, in the range of 15.75% [currently earning 12.75% with related entities]. Thus, the positive spread on the Company's loan portfolio is forecasted to be approximately 6.35%, or $2,222,000 per year when the projected first year Note proceeds (before deductions for costs reflected above) of $35,000,000 are fully invested. After allowing for the time to market the Notes, receive and invest the proceeds, the Company's financial model assumes average invested proceeds for the first 12 months of $15,000,000 and income before operating expenses of approximately $970,000. Because the Company's staffing needs are driven by the amount of Note proceeds received and funds available for investment, additional operations personnel will be hired at a rate to match receipt and investment of Note sales
proceeds.    However,  the  Company  believes  that  salaries,  general  and administrative, and other operating costs for the first 12 months at the projected level of business should not exceed $600,000.

     The Company intends to maximize its interest and fee income to be earned on its loan portfolio by selling loans from its portfolio to unrelated third parties and by securitizing all or a portion of its portfolio. These transactions are intended to provide an additional source of liquidity for lending activities.

YIELD  ASSUMPTIONS

     Annual rates are expected to range from a low of 10% for higher quality, low risk commercial real estate and business loans. The average yield on commercial loans and leases is assumed to be 10% or more. Because the Company's initial primary business will be limited to commercial loans and leases, the positive spread on the Company's loan portfolio will be substantially lower than the spread expected when the projected first year note proceeds (before deductions for costs reflected above) of $35,000,000 is fully invested. Annual investment yield includes reserves for loan losses which have been calculated by examining the loan loss reserves and actual loss experience of companies with loan portfolios similar to the loans contemplated by the Company. Because management of the Company has limited experience with originating, servicing and managing a loan portfolio similar to the portfolio intended by the Company, management will continually monitor its loans for delinquencies and potential losses in order to establish proper reserves and predict actual losses.

SOURCES  OF  INCOME

     The Company will derive income from four basic sources: (i) interest and other charges paid on its loans, (ii) loan origination fees, (iii) a limited amount of prepayment penalties, and (iv) securitization of loans. The Company does not anticipate significant income from prepayment of loans in its portfolio principally because of the fees payable upon prepayment. Thus, the Company expects the asset/liability maturity risk arising out of prepayments to be minimal even in periods of declining interest rates because of the substantial prepayment penalties. The Company anticipates that substantially all of its loans will be made at fixed rates. However, the Company's cost of funds will be sensitive to changes in long and short term interest rates. Therefore, a rise or fall in the general interest rate market will have the effect of increasing or decreasing the spread which the Company anticipates between the cost of funds on its short and medium term Notes and the interest earned on its loan portfolio.

     In order to minimize the interest rate risk, the Company intends to match, to the extent possible, maturities of its loan portfolio and maturities of the Notes. There will be no interest rate risk in connection with Notes which mature at the same time as the same dollar amount of portfolio loans because the obligation to pay interest and the offsetting interest income will terminate at the same time. Therefore, proceeds from newly issued Notes at current market interest rates may be used to fund new loans at comparable market interest rates. To the extent that the loan maturities are of significantly longer term than the Note maturities, the Company intends to manage the interest rate risk by selling whole loans in the secondary loan market or securitizing pools of loans for sale in the public or private capital markets and reinvesting the funds in loans with maturities that match maturities of the same dollar amount of Notes. If the Company is successful it its interest rate management strategy, interest rate risk will be substantially reduced or eliminated entirely.

SOURCES  OF  CAPITAL  AND  LIQUIDITY

     The proceeds of the sale of the Notes is the primary source of funds to meet the Company's liquidity requirements. The proceeds of the Note sales will be used to fund general operating and lending activities. After receipt and investment of the Note proceeds, the Company's primary sources of liquidity will be payments on the loans and the secondary source will be the equity capital of the Company as of the date of this annual report.

     The Company intends to meet its obligations to repay the Notes as they mature with income generated from its lending activities, funds generated from repayment of outstanding loans, extensions of maturing Notes and new debt financing. There can be no assurance that the Company will be able to sell the Notes at a rate that will permit growth and expansion at the expected levels or to satisfy future debt obligations. If all of the Notes are sold, the Company will have debt in the amount of $50,000,000 and only $1,129,180 in equity which has been provided by the shareholders of the Company. Therefore, substantially all the risk of loss will be borne by the Noteholders because for approximately every $1.00 at risk by the shareholders of the Company, $50.00 is at risk by the Noteholders.

     The Company will continue to invest its $1,129,180 of presently available equity capital without regard to the amount of Notes sold. The proceeds from the sale of any amount of Notes will increase the Company's ability to make investments. It is anticipated that such additional investments will produce yields in excess of the interest payable under the terms of the Notes and the maturities will be timed to coincide with maturities of the Notes. Therefore, the Company believes it will be able to timely pay interest and principal on any amount of Notes sold.


ITEM  7.        FINANCIAL STATEMENTS -- SEPTEMBER 30, 1997 AND OCTOBER 8, 1996


                                      11





                         INDEPENDENT AUDITOR'S REPORT






To  the  Board  of  Directors
First  Nations  Financial  Services  Company
Newark,  Delaware


We  have  audited  the  accompanying balance sheets of First Nations Financial
Services Company (a development stage company) as of September 30, 1997 and October 8, 1996, and the related statements of operations, changes in shareholders' equity, and cash flows for the periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Nations Financial Services Company at September 30, 1997 and October 8, 1996, and the results of its operations and cash flows for the periods then ended in conformity with generally accepted accounting principles.




                         /s/HARPER  &  PEARSON  COMPANY


Houston,  Texas
December  19,  1997

See  accompanying  notes.
-------------------------
                                      13
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                BALANCE SHEETS
                                        SEPTEMBER 30, 1997 AND OCTOBER 8, 1996




ASSETS
-------------------------------------------------------

                                                   September 30,    October 8,
                                                        1997            1996
                                                 ---------------  ------------
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . .  $       16,850   $ 1,001,930
  Interest receivable, related parties.. . . .          27,942           -0-
                                                ---------------  ------------
TOTAL CURRENT ASSETS. . . . . . . . . . . . . .          44,792     1,001,930
                                                ---------------  ------------

PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment . . . . . .          24,964           -0-
  Computer equipment. . . . . . . . . . . . . .          25,345         1,990
                                                ---------------  ------------

                                                        50,309         1,990
  Less accumulated depreciation .  . . . . . .          (5,711)          -0-
                                                ---------------  ------------

                                                         44,598         1,990
                                                ---------------  ------------

OTHER ASSETS
  Notes receivable, related parties  . . . . . .         858,813           -0-
  Security deposit. . . . . . . . .  . . . . . .           2,898           -0-
  Trademarks. . . . . . . . . . . .  . . . . . .           5,196           217
  Organization costs. . . . . . . .  . . . . . .         169,006       107,923
                                                ---------------  ------------

                                                      1,035,913       108,140
                                                ---------------  ------------

                                                 $    1,125,303   $ 1,112,060
                                                ===============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------------------

CURRENT LIABILITIES
  Note payable, shareholder .. . . . . . . . . .  $        3,000   $    87,503
  Notes payable . . . . . . . . . . . . . . . .           5,000           -0-
  Interest payable, shareholder . . . . . . . .             -0-        10,000
  Accounts payable. . . . . . . . . . . . . . .          31,100           -0-
  Accrued payroll taxes payable . . . . . . . .           1,026           -0-
                                                ---------------  ------------

  TOTAL CURRENT LIABILITIES .. . . . . . . . . .          40,126        97,503
                                                 ---------------  ------------

NOTE PAYABLE, RELATED PARTY . . . . . . . . . .          55,000           -0-
                                                 ---------------  ------------

COMMITMENT

SHAREHOLDERS' EQUITY
  6% Series A, cumulative, nonvoting, preferred
    shares, $.001 par value, 1,000 shares authorized,
    issued and outstanding; liquidation preference
    of $1,000,000 . . . . . . . . . . . . . . .               1             1
  Common stock, $.001 par value, 2,000 shares
    authorized, and 1,000 shares issued and outstanding       1             1
  Additional paid-in capital. . . . . . . . . .  .    1,129,178     1,049,998
  Deficit accumulated during the development stage.    (99,003)      (35,443)
                                                ---------------  ------------
                                                       1,030,177     1,014,557
                                                   ------------  ------------

                                                  $    1,125,303   $ 1,112,060
                                                 ===============  ============



See  accompanying  notes.
                                      14
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND OCTOBER 8, 1996





                                  Year Ended      Inception to    Inception to
                                September 30,     October 8,     September 30,
                                       1997             1996            1997
                              ---------------  --------------  ---------------
INTEREST INCOME,
  RELATED PARTIES. . . . . .  $       88,377   $      70,000   $      158,377
                              ---------------  --------------  ---------------

EXPENSES
   Advertising . . .    . . .          44,625             -0-           44,625
   Bank charges. . . .. . . .             972             409            1,381
   Depreciation. . . .  . . .           5,711             -0-            5,711
   Equipment rental. .  . . .           2,510             -0-            2,510
   Insurance expense .  . . .           1,822             -0-            1,822
   Interest expense, related party        170          10,000           10,170
   Legal fees. . . . . . . . . . .      5,305             469            5,774
   License and fees. . . . . . . .      3,026             -0-            3,026
   Miscellaneous . . . . . . . . .        260             300              560
   Payroll expense . . . . . . . .     10,662             -0-           10,662
   Supplies. . . . . . . . . . . .      2,379             760            3,139
   Payroll taxes . . . . . . . . .      1,178             -0-            1,178
   Postage . . . . . . . . . . . .     10,231           1,828           12,059
   Printing. . . . . . . . . . . .     15,843             235           16,078
   Professional fees . . . . . . .     10,689             307           10,996
   Recruitment . . . . . . . . . .      2,096             -0-            2,096
   Rent, related party . . . . . .     30,195          90,000          120,195
   Telephone expense . . . . . . .      3,917              58            3,975
   Travel expense. . . . . . . . .        346           1,077            1,423
                                  ------------  --------------  ---------------

                                      151,937         105,443          257,380
                               ---------------  --------------  ---------------

NET LOSS . . . . . . . . . .  $      (63,560)  $     (35,443)  $      (99,003)
                               ===============  ==============  ===============


LOSS PER COMMON SHARE. . . .  $       (63.56)  $      (35.44)  $       (99.00)
                               ===============  ==============  ===============


SHARES USED IN COMPUTING
  LOSS PER COMMON SHARE. . .           1,000           1,000            1,000
                               ===============  ==============  ===============





See  accompanying  notes.
                                      15
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND OCTOBER 8, 1996







                      Additional
                       Preferred    Common    Paid-In     Retained
                         Stock      Stock     Capital    (Deficit)      Total
                      -----------  --------  ----------  ----------  -----------

SALE OF STOCK. . . .  $         1  $      1  $1,049,998  $     -0-   $1,050,000

NET LOSS . . . . . .          -0-       -0-         -0-    (35,443)     (35,443)
                      -----------  --------  ----------  ----------  -----------

BALANCE -
  OCTOBER 8, 1996. .            1         1   1,049,998    (35,443)   1,014,557


CONTRIBUTION OF
  ADDITIONAL PAID-IN
  CAPITAL. . . . . .          -0-       -0-      79,180        -0-       79,180

NET LOSS . . . . . .          -0-       -0-         -0-    (63,560)     (63,560)
                      -----------  --------  ----------  ----------  -----------

BALANCE -
  SEPTEMBER 30, 1997  $         1  $      1  $1,129,178  $ (99,003)  $1,030,177
                      ===========  ========  ==========  ==========  ===========






See  accompanying  notes.
                                      17
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND OCTOBER 8, 1996


                                    Year Ended      Inception to    Inception to
                                September 30,     October 8,     September 30,
                                      1997             1996            1997
                            ---------------  --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . .  $      (63,560)  $     (35,443)  $      (99,003)
                            ---------------  --------------  ---------------
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation . .   . . .           5,711             -0-            5,711
    Change in operating assets and liabilities:
      Interest receivable, related party (27,942)        -0-          (27,942)
      Accounts payable . . . . . . . .   31,100          -0-           31,100
      Accrued payroll taxes payable. .  1,026             -0-            1,026
      Interest payable, related party.(10,000)         10,000              -0-
                                      ---------  --------------  ---------------

    Total Adjustments. . . .            (105)         10,000            9,895
                             ---------------  --------------  ---------------

    Net Cash Used by Operating
          Activities. . . .         (63,665)        (25,443)         (89,108)
                              ---------------  --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture, fixtures
    and equipment. . .  . . .         (24,964)            -0-          (24,964)
  Purchase of computer equipment .    (23,355)         (1,990)         (25,345)
  Payment for security deposit . .    (2,898)            -0-           (2,898)
  Payments for organization costs.    (61,083)       (107,923)        (169,006)
  Payments for trademark . . . . .     (4,979)           (217)          (5,196)
  Sale of mortgage note receivable,
    related party. . . . . . . . .     -0-       1,000,000        1,000,000
  Issuance of notes receivable,
    related parties. .   . .        (858,813)            -0-         (858,813)
                               ---------------  --------------  ---------------

    Net Cash (Used) Provided by
      Investing Activities .        (976,092)        889,870          (86,222)
                               ---------------  --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable.        60,000             -0-           60,000
  Proceeds from note payable,
         shareholder. . . .           3,000          87,503           90,503
  Payment of note payable,
         shareholder . . . .         (87,503)            -0-          (87,503)
  Issuance of stock. . .              -0-          50,000           50,000
  Contribution of additional
     paid-in capital . .          79,180             -0-           79,180
                               ---------------  --------------  ---------------

    Net Cash Provided by
      Financing Activities .          54,677         137,503          192,180
                              ---------------  --------------  ---------------

NET (DECREASE) INCREASE IN CASH.   (985,080)      1,001,930           16,850

CASH AT BEGINNING OF PERIOD. . .   1,001,930             -0-              -0-
                                  ----------  --------------  ---------------

CASH AT END OF PERIOD. . . .  $       16,850   $   1,001,930   $       16,850
                             ===============  ==============  ===============

NONCASH INVESTING AND FINANCING ACTIVITIES
  Note receivable obtained from related
    party for additional
        paid-in capital . . .  $          -0-   $   1,000,000   $    1,000,000
                              ===============  ==============  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION



                                      21
                                      16
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                 NOTES TO FINANCIAL STATEMENTS
                                        SEPTEMBER 30, 1997 AND OCTOBER 8, 1996

NOTE  A          BASIS  OF  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature  of Operations - First Nations Financial Services Company (the Company)
---------------------
is a Delaware corporation with its principal objective to become a significant participant in the financial services industry. The Company believes that its growth will be sustained by its commitment to servicing a segment of the market, which is not adequately serviced by commercial banks. The Company has only recently completed its initial capitalization and has not commenced significant operations. Because the Company has only limited equity capital with which to operate, the Company will not commence significant operations until the Company's offer to sell a substantial amount of the $50,000,000 in subordinated debt is successful.

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

Concentration  of  Credit  Risk  - At September 30, 1997, all of the Company's
-------------------------------
secured  notes  receivable  ($858,813)  are  from  companies related by common
---
ownership and controlled by Mr. Juliano, the Company's President. (See Note C)
---

Fair  Value  of  Financial Instruments - Management is of the opinion that the
--------------------------------------
carrying  value  of  all  financial instruments is substantially equal to fair
--
value  at  September  30,  1997  and  October  8,  1996.
--

Property  and  Equipment  -  Property  and  equipment  are  stated  at  cost.
------------------------
Depreciation  is  calculated  considering  the  estimated  useful lives of the
----------
respective  assets  on  the  straight-line  method. Property and equipment are
-----
depreciated  over  a  three  to  five  year  period.
----

Expenditures for additions are capitalized and expenditures for maintenance and repairs are charged to earnings as incurred.

When properties are retired or otherwise disposed of, the cost thereof and the applicable accumulated depreciation and amortization are removed from the respective accounts and the resulting gain or loss is reflected in earnings.

Organization  Costs  -  Organization  costs  include  filing  fees  with  the
-------------------
Securities  and  Exchange  Commission  ($17,991),  the National Association of
---------
Securities  Dealers,  Inc.  ($5,750),  Blue  Sky  registration fees in several
----
states  ($15,475),  legal  ($94,102),  accounting  ($23,508)  and  other costs
----
($12,180)  associated  with the organization and subordinated debt offering of
----
the  Company.

Of these costs, approximately $106,000 will be amortized over the average life of the subordinated debt, if any, discussed in Note E. Remaining capitalized costs will be amortized over a five year period.

Income  Taxes - Since inception, the Company has incurred net operating losses
-------------
amounting to $99,003. These net operating loss carryforwards will expire through the year 2012, if not previously utilized.

No tax benefit for the loss carryforwards has been reported in the financial statements. Accordingly, the tax benefit of approximately $34,000 which may result from the utilization of the loss carryforward has been offset by a valuation allowance of the same amount.

Statement  of Cash Flows - For purposes of reporting cash flows, cash and cash
------------------------
equivalents include only cash on hand and in demand deposit accounts with a bank.

Loss  Per  Common Share - Loss per common share is computed using the weighted
-----------------------
average  number  of  shares  of  common  stock  outstanding during the period.

NOTE  B          MORTGAGE  NOTE  RECEIVABLE,  RELATED  PARTY

The 12% $1,000,000 mortgage note receivable assigned to the Company by Mr. William T. Juliano in exchange for 1,000 shares of preferred stock was receivable from Plaza Investment Corporation (Plaza), a New Jersey corporation, and was payable to Mr. William T. Juliano. Mr. Juliano is an officer and stockholder of both the Company and Plaza. Mr. Juliano acquired the mortgage note during December 1992 in exchange for $1,000,000 cash advanced to the then unrelated company, Plaza.

On October 8, 1996, the Company sold, for $1,000,000 cash, the $1,000,000 note receivable from Plaza Investment Corporation to Mr. Juliano.

NOTE  C          NOTES  RECEIVABLE,  RELATED  PARTIES

The Company entered into unsecured demand notes receivable amounting to $858,813 at September 30, 1997, respectively, with entities related to Mr. Juliano by common ownership. These notes bear interest at 12.75% per annum. The proceeds of these notes were used to fund and refinance commercial construction projects in New Jersey and Delaware. Because it is not anticipated that these notes will be called or paid within the next fiscal year, they have been classified as long-term at September 30, 1997.

NOTE  D          NOTE  PAYABLE,  SHAREHOLDER

Note payable, shareholder amounting to $87,503 plus accrued interest of $10,000 was fully paid on October 9, 1996. During fiscal 1997, an additional $3,000 was loaned to the Company.

NOTE  E          NOTES  PAYABLE

Notes  payable  at  September  30,  1997  consist  of  the  following:

     Note  payable  to  individual,  due  June  23,  1998,
     interest  at  8.5%,  unsecured                              $    1,000

     Note  payable  to  individual,  due  January  11,  1998,
     interest  at  7.15%,  unsecured                                  1,000

     Note  payable  to  individual,  due  July  7,  1998,
     interest  at  8.5%,  unsecured                                  2,000

     Note  payable  to  individual,  due  July  8,  1998,
     interest  at  8.5%,  unsecured                                  1,000
                                                                 ---------

                                                                 $    5,000
                                                                  =========


The Company also has a long-term note payable to Mrs. Juliano in the amount of $55,000 with interest at 8.75% and principal due September 22, 1999. This note is unsecured.

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

NOTE  F          COMMITMENT  AND  CONTINGENCY

The Company formerly leased, from a company owned by Mr. William T. Juliano, office space for its executive offices as well as furniture, fixtures and equipment at 560 Fellowship Road, Mount Laurel, New Jersey 08054. Effective October 1, 1996, the lease commitment was renegotiated for a period commencing on that date and expiring January 31, 1998 at a minimum annual rental of $60,000. This agreement was not the result of arm's length negotiation. Prior to its cancellation, the aggregate lease commitment for the remaining lease term was approximately $65,000. During fiscal 1997, this lease was cancelled with the understanding that Mr. Juliano would provide substitute space, and furniture, fixtures and equipment for the Company without cost until cash flow from operations is adequate to cover these costs. Prior to the cancellation of this lease agreement, the Company paid rent amounting to $17,965 to this related entity.

On April 15, 1997, the Company entered into a twelve month lease agreement with a third party for 1,333 square feet of office space in Newark, Delaware. Rent expense for the fiscal year ended September 30, 1997 associated with this lease amounted to $12,230. Monthly rental charges are approximately $2,027.

The Company is currently involved in trademark opposition litigation. This opposition litigation is an administrative proceeding concerning the Company's service mark and federal registration thereof. Management intends to vigorously defend this opposition litigation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE  OFFICERS  AND  DIRECTORS

     The number of directors is presently fixed at five. Each of the directors hold office for the current year and until their successors are elected and qualify. At each annual meeting of stockholders, directors will be elected by the holders of the Common Stock to succeed those directors whose terms are expiring. As the Company grows and its level of activity increases, additional independent directors, executives, management and support staff will be added. The new hires will come from a large available pool of people with experience in originating and servicing loans to the class of borrowers intended to be targeted by the Company. Because of recent and continuing consolidations in the banking industry, many executive and middle managers with extensive operational and lending experience are available. Until the Company reaches a size level sufficient to attract qualified independent directors and provide director liability insurance coverage, management of the Company will operate without outside oversight. The Company has adopted a policy not to enter into any transactions in which any of its security holders or affiliates have a direct or indirect pecuniary interest without approval of a majority of the disinterested directors unless the Company is provided an independent appraisal to establish the value of the transaction. "Certain Relationships and Related Transactions."

     The following table sets forth certain information with respect to each of the directors and executive officers:



  Name             Age                           Position
-----------------  ---  ----------------------------------------------------
Gary N. Pelehaty.   44  President, Chief Executive Officer and Director
Philip DeMena . .   57  Director
Thomas E. Juliano   25  Treasurer, Chief Financial Officer, Secretary and
                        Director
Todd Beck . . . .   35  Director



All  officers  serve  at  the  discretion  of  the  Board  of  Directors.

     Gary N. Pelehaty has been an officer and director of the Company since August 1997 and for the last five years has been President & Chief Executive Officer, Chief Lending Officer and Compliance Officer of Peoples Savings Bank, Bordentown, New Jersey. Mr. Pelehaty's 25 years in the banking industry include Executive Vice President of Mercer Federal Savings Bank, Vice President and Director of Corporate Planning and Development for Penn Federal Savings Bank, Vice President and Chief Financial Officer for Old Borough Savings and Loan, and Senior Accountant and Auditor for Stephen P. Radics and Company, CPA. Mr. Pelehaty holds a Bachelor of Arts with a major in accounting  from  LaSalle  University,  Philadelphia,  Pennsylvania.

     Philip DeMena has been an officer and director of the Company since October 1997 and has served as Senior Vice President of Real Estate and Construction of HomeUSA, Inc. since May 1997. From 1995 until 1997, Mr. DeMena was Senior Vice President of Development for Papa John's U.S.A., Inc., a publicly traded restaurant company. From 1994 to 1995, Mr. DeMena served as Senior Vice President of Development for Kenny Rogers Roasters, Inc., a restaurant company. Form 1988 through 1993, Mr. DeMena held various positions with Blockbusters, including Vice President - Real Estate and Construction. Prior to that, Mr. DeMena held various real estate development positions with Kentucky Fried Chicken, a unit of Pepsico, Inc., Burger Chef System, Inc., and British Petroleum Oil Corporation.

     Thomas E. Juliano has been an officer and director of the Company since its organization, November 16, 1995 and is a graduate of Rider University with a Bachelor of Science in Business. Since his graduation from college in 1994, Thomas Juliano has been engaged in the real estate operations with his father, William T. Juliano. During 1995 he had management responsibility for all aspects connected with the development of a retail shopping center and since 1994 has had management responsibility for the day-to-day operation of two (2) hotels, one with 168 units and the other with 240 units.

     Todd Beck has been a director of the Company since October, 1997 and has been a practicing attorney since 1988. Mr. Beck's law practice has included banking, environmental and toxic tort matters as well as corporate governance and real estate transactions. Mr. Beck graduated from Cornnell Law School, Cum Laude in May 1988 and from the University of Pennsylvania, Summa Cum Laude. Mr. Beck is presently enrolled in the law school of Temple University pursuing a Masters of Laws in taxation.


ITEM  10.          EXECUTIVE  COMPENSATION

     No executive officers have received compensation from the Company since its incorporation and no compensation will be paid to the executive officers of the Company until the Company is profitable.


ITEM  11.        SECURITY OWNESHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The Company's currently authorized equity securities are as follows: (i) 1,000 shares of authorized, issued and outstanding 6% Series A Cumulative, non-voting, $.001 par value preferred shares with a liquidation preference of $1,000,000, and (ii) 2,000 shares of , $.001 par value Common Stock with 1,000 shares issued and outstanding.

     The following table sets forth certain information concerning the directors, executive officers and the beneficial owners of all classes of capital stock of five (5%) percent or more of the Common Stock of the Company.



NAME AND POSITION                          NUMBER OF SHARES       PERCENTAGE
                                           BENEFICIALLY OWNED       OF CLASS
-------------------------------  ------------------------  ------------------

William T. Juliano . . . . . . . . . .  1,000 Series A                  100%
    1235 Cherry Grove Road              Cumlative Preferred Shares
    Earleville, Maryland 21919

Thomas E. Juliano. . . . . . . . . . .  1,000 Common Shares              100%
    Chief Financial Officer,
    Secretary, Treasurer and Director
    Christiana Executive Campus
    220 Continental Drive, Suite 310
    Newark, Delaware 19713-4313

TOTAL (All executive officers and. . . 1,000 Common Shares               100%
    directors as a group (1 person))




ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The Company does not have any formal policy concerning the direct or indirect pecuniary interest of any of its officers, directors, security holders or affiliates in any investment to be acquired or disposed of by the
Company or in any transaction to which the Company is a party or has an interest. However, the Company has adopted a policy not to enter into any such transactions unless approved by a majority of the entire Board of Directors, not including any interested director.

     As of and for the year and period ended September 30, 1997 and October 8, 1996 respectively, the Company borrowed $55,000 from Mrs. Juliano and funded $858,813 to entities owned and controlled by Mr. William T. Juliano. The loans to the related entities generated interest income of $88,377 and interest receivable of $27,942. The Company has also incurred rental expenses of $17,965 at September 30, 1997 and $90,000 at October 8, 1996 from an entity owned by Mr. William T. Juliano.


ITEM  13.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     On May 15, 1997, the Company filed Form 8-K, stating the following events:

(a) On the 10th day of April, 1997 the State of Florida, Department of Banking and Finance issued a Mortgage Lender License to First Nations Financial Services Company (the "Company").

(b) On the 23rd day of April, 1997 the Company entered into an Indenture with Norwest Bank Minnesota, National Association for the benefit of each other and for the equal and ratable benefit of the Holders of the Senior
Subordinated, Fixed Rate Term Notes of the Company issued pursuant to the Company's registration statement on Form SB-2 declared effective by the Securities and Exchange Commission on February 19, 1996.

(c) On the 30th day of April, 1997 the State of Delaware, Department of Justice approved the individual's Issuer Agent registration and is allowing the Company to sell its own securities.

(d) On the 14th day of May, 1997 the State of Florida, Department of Banking and Finance approved the Company as an Issuer/Dealer.

     with  the  following  exhibits:

          1. Indenture dated as of the 23rd day of April, 1997 between First Nations Financial Services Company and Norwest Bank Minnesota, National Association.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST  NATIONS  FINANCIAL  SERVICES  COMPANY


By:/s/Gary  N.  Pelehaty
   ---------------------
       Gary  N.  Pelehaty,  President  and
           Chief  Executive  Officer




     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the date indicated.




/s/Philip  DeMena                    Director
-----------------
Philip  DeMena                                        December  19,  1997



/s/Thomas  E.  Juliano                Director, Treasurer, Principal Financial
----------------------
Thomas  E.  Juliano                   Officer and Principal Accounting Officer
December  19,  1997



/s/Todd  Beck                    Director                    December 19, 1997
-------------
Todd  Beck
                                Exhibit 27 - 1

                                  EXHIBIT 27
                            FINANCIAL DATA SCHEDULE


     This schedule contains summary financial information extracted from the financial statements as of and for the year ended September 30, 1997, and is qualified in its entirety by reference to such financial statements. (In thousands, except EPS.)



 ITEM NUMBER
-------------
               ITEM DESCRIPTION                                      AMOUNT
               ---------------------------------------------------  --------

      5-02(1)    Cash and cash items.. . . . . . . . . . . .  . . .  $     17
      5-02(2)    Marketable securities . . . . . . . . . . .  . . .         0
5-02(3)(a)(1)    Notes and interest receivable-trade . . . .  . . .         0
      5-02(4)    Allowances for doubtful accounts. . . . . .  . . .         0
      5-02(6)    Inventory . . . . . . . . . . . . . . . . .  . . .         0
      5-02(9)    Total current assets. . . . . . . . . . . .  . . .        45
     5-02(13)    Property, plant and equipment . . . . . . .  . . .        50
     5-02(14)    Accumulated depreciation. . . . . . . . . .  . . .         6
     5-02(18)    Total assets. . . . . . . . . . . . . . . .  . . .     1,125
     5-02(21)    Total current liabilities . . . . . . . . .  . . .        40
     5-02(22)    Bonds, mortgages and similar debt . . . . .  . . .        55
     5-02(28)    Preferred stock-mandatory redemption. . . .  . . .         0
     5-02(29)    Preferred stock-no mandatory redemption . .  . . .         1
     5-02(30)    Common stock. . . . . . . . . . . . . . . .  . . .         1
     5-02(31)    Other stockholders' equity. . . . . . . . .  . . .     1,030
     5-02(32)    Total liabilities and stockholders' equity.  . . .     1,125
  5-03(b)1(a)    Net sales tangible products . . . . . . . .  . . .         0
    5-03(b)1     Total revenues. . . . . . . . . . . . . . .  . . .        88
  5-03(b)2(a)    Cost of tangible goods sold . . . . . . . .  . . .         0
    5-03(b)2     Total costs and expenses applicable to sales and
                      revenues. . . . . . . . . . . . . . . . . . .         0
    5-03(b)3     Other costs expenses. . . . . . . . .  . . . . . .       152
    5-03(b)5     Provision for doubtful accounts and notes .. . . .         0
   5-03(b)(8)    Interest and amortization of debt discount.  . . .         0
  5-03(b)(10)    Income before taxes and other items . . . . . . . .      <64>
  5-03(b)(11)    Income tax expense. . . . . . . . . . . . . .  . .         0
  5-03(b)(14)    Income/loss continuing operations . . . . . .  . .      <64>
  5-03(b)(15)    Discontinued operations . . . . . . . . . . .  . .         0
  5-03(b)(17)    Extraordinary items . . . . . . . . . . . . .  . .         0
  5-03(b)(18)    Cumulative effect-changes in accounting principles.        0
  5-03(b)(19)    Net income or loss. . . . . . . . . . . . .  . .. .      <64>
  5-03(b)(20)    Earnings per share-primary. . . . . . . . . . . . .   <63.56>
  5-03(b)(20)    Earnings per share-fully diluted. . . . . . . . . .        0
