Form 10QSB
period 1997-12-31
FIRST NATIONS FINANCIAL SERVICES CO
filed 1998-02-17
CIK 1008966

2

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark  One)
     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For  the  quarterly  period  ended  December  31,  1997
     Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from ___________ to ___________



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

          X              Yes                                  No
          -


                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:   February 13, 1998 -- 1,000
shares  of  Common  Stock

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


We have compiled the accompanying balance sheet of First Nations Financial Services Company (a development stage company) as of December 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the period October 16, 1995 (Date of Inception) through December 31, 1997 and the three months ended December 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

As more fully discussed in the notes to the financial statements, the Company has significant transactions with a shareholder and related interests.







                         /s/HARPER  &  PEARSON  COMPANY


Houston,  Texas
February  4,  1998

See  accountants'  compilation  report  and  accompanying  notes.
-----------------------------------------------------------------
                                       3
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                 BALANCE SHEET
                                                             DECEMBER 31, 1997




ASSETS
---------------------------------------------------------------------------
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    9,430
  Interest receivable, related parties. . . . . . . . . . . . . . . . . . .      50,978
  Due from related party. . . . . . . . . . . . . . . . . . . . . . . . . .       4,934
                                                                             -----------

    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . .      65,342
                                                                             -----------

PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment . . . . . . . . . . . . . . . . . . . .      29,837
  Computer equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . .      27,017
                                                                             -----------

                                                                                 56,854
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . . . .      (9,138)
                                                                             -----------

                                                                                 47,716
                                                                             -----------

OTHER ASSETS
  Notes receivable, related parties . . . . . . . . . . . . . . . . . . . .     834,490
  Security deposit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,898
  Trademarks. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,196
  Organization costs. . . . . . . . . . . . . . . . . . . . . . . . . . . .     169,006
                                                                             -----------

                                                                              1,011,590
                                                                             -----------

                                                                             $1,124,648
                                                                             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------
CURRENT LIABILITIES
  Note payable, shareholder . . . . . . . . . . . . . . . . . . . . . . . .  $    3,000
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      28,715
  Accrued payroll taxes payable . . . . . . . . . . . . . . . . . . . . . .       1,026
                                                                             -----------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .      37,741
                                                                             -----------

NOTE PAYABLE, RELATED PARTY . . . . . . . . . . . . . . . . . . . . . . . .      55,000
                                                                             -----------

CERTIFICATE OF DEPOSIT. . . . . . . . . . . . . . . . . . . . . . . . . . .       2,697
                                                                             -----------

COMMITMENT

SHAREHOLDERS' EQUITY
  6% Series A, cumulative, nonvoting, preferred shares, $.001 par value,
    1,000 shares authorized, issued and outstanding; liquidation preference
    of $1,000,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1
  Common stock, $.001 par value, 2,000 shares authorized, and 1,000
    shares issued and outstanding . . . . . . . . . . . . . . . . . . . . .           1
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .   1,132,178
  Deficit accumulated during the development stage. . . . . . . . . . . . .    (102,970)
                                                                             -----------

                                                                              1,029,210
                                                                             -----------

                                                                             $1,124,648
                                                                             ===========



See  accountants'  compilation  report  and  accompanying  notes.
                                       4
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF OPERATIONS
                              FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996





                                      Inception to
        3 Months ended December 31,   December 31,
-----------------------------------
                                          1997           1996          1997
                                     --------------  ------------  ------------
INTEREST INCOME,
  RELATED PARTIES . . . . . . . . .  $      27,885   $     9,603   $   186,262
                                     --------------  ------------  ------------

EXPENSES
   Advertising. . . . . . . . . . .            -0-           -0-        44,625
   Bank charges . . . . . . . . . .            176            78         1,557
   Depreciation . . . . . . . . . .          3,427           -0-         9,138
   Equipment rental . . . . . . . .            892           -0-         3,402
   Insurance expense. . . . . . . .            -0-           -0-         1,822
   Interest expense, related party.            -0-           -0-        10,170
   Legal fees . . . . . . . . . . .          3,948           -0-         9,722
   License and fees . . . . . . . .            455           -0-         3,481
   Miscellaneous. . . . . . . . . .            -0-           -0-           560
   Payroll expense. . . . . . . . .            -0-           -0-        10,662
   Supplies . . . . . . . . . . . .            877           534         4,016
   Payroll taxes. . . . . . . . . .            -0-           -0-         1,178
   Postage. . . . . . . . . . . . .          3,073         1,368        15,132
   Printing . . . . . . . . . . . .          4,910           -0-        20,988
   Professional fees. . . . . . . .          7,045           -0-        18,041
   Recruitment. . . . . . . . . . .            -0-           -0-         2,096
   Rent, related party. . . . . . .            -0-        15,000       107,965
   Rent, third party. . . . . . . .          6,161           -0-        18,391
   Telephone expense. . . . . . . .            888            19         4,863
   Travel expense . . . . . . . . .            -0-           145         1,423
                                     --------------  ------------  ------------

                                            31,852        17,144       289,232
                                     --------------  ------------  ------------

NET LOSS. . . . . . . . . . . . . .  $      (3,967)  $    (7,541)  $  (102,970)
                                     ==============  ============  ============


LOSS PER COMMON SHARE . . . . . . .  $       (3.97)  $     (7.54)  $   (102.97)
                                     ==============  ============  ============


SHARES USED IN COMPUTING
  LOSS PER COMMON SHARE . . . . . .          1,000         1,000         1,000
                                     ==============  ============  ============





See  accountants'  compilation  report  and  accompanying  notes.
                                       5
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE PERIODS OCTOBER 16, 1995 (INCEPTION) THROUGH DECEMBER 31, 1997







                      Additional
                       Preferred    Common    Paid-In     Retained
                         Stock      Stock     Capital     (Deficit)      Total
                      -----------  --------  ----------  -----------  -----------

SALE OF STOCK. . . .  $         1  $      1  $1,049,998  $      -0-   $1,050,000

NET LOSS . . . . . .          -0-       -0-         -0-     (35,443)     (35,443)
                      -----------  --------  ----------  -----------  -----------

BALANCE -
  OCTOBER 8, 1996. .            1         1   1,049,998     (35,443)   1,014,557

CONTRIBUTION OF
  ADDITIONAL PAID-IN
  CAPITAL. . . . . .          -0-       -0-      79,180         -0-       79,180

NET LOSS . . . . . .          -0-       -0-         -0-     (63,560)     (63,560)
                      -----------  --------  ----------  -----------  -----------

BALANCE -
  SEPTEMBER 30, 1997            1         1   1,129,178     (99,003)   1,030,177

CONTRIBUTION OF
  ADDITIONAL PAID-IN
  CAPITAL. . . . . .          -0-       -0-       3,000         -0-        3,000

NET LOSS . . . . . .          -0-       -0-         -0-      (3,967)      (3,967)
                      -----------  --------  ----------  -----------  -----------

BALANCE -
  DECEMBER 31, 1997.  $         1  $      1  $1,132,178  $ (102,970)  $1,029,210
                      ===========  ========  ==========  ===========  ===========













See  accountants'  compilation  report  and  accompanying  notes.
                                       6
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS
                              FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996


                                                       Inception to
       3 Months Ended December 31,                     December 31,
----------------------------------------------------
                                                           1997            1996            1997
                                                      --------------  ---------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . .  $      (3,967)  $       (7,541)  $  (102,970)
                                                      --------------  ---------------  ------------
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Depreciation . . . . . . . . . . . . . . . . . .          3,427              -0-         9,138
    Change in operating assets and liabilities:
      Interest receivable, related party . . . . . .        (23,036)          (9,603)      (50,978)
      Accounts payable . . . . . . . . . . . . . . .         (2,385)             -0-        28,715
      Accrued payroll taxes payable. . . . . . . . .            -0-              -0-         1,026
      Interest payable, shareholder. . . . . . . . .            -0-          (10,000)          -0-
                                                      --------------  ---------------  ------------

    Total Adjustments. . . . . . . . . . . . . . . .        (21,994)         (19,603)      (12,099)
                                                      --------------  ---------------  ------------

    Net Cash Used by Operating Activities. . . . . .        (25,961)         (27,144)     (115,069)
                                                      --------------  ---------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment on behalf of related party . . . . . . . .         (4,934)             -0-        (4,934)
  Purchase of furniture, fixtures and equipment. . .         (4,873)             -0-       (29,837)
  Purchase of computer equipment . . . . . . . . . .         (1,672)             -0-       (27,017)
  Payment for security deposit . . . . . . . . . . .            -0-              -0-        (2,898)
  Payments for trademark . . . . . . . . . . . . . .            -0-              -0-        (5,196)
  Payments for organization costs. . . . . . . . . .            -0-          (23,681)     (169,006)
  Sale of mortgage note receivable, related party. .            -0-        1,000,000     1,000,000
  Issuance of notes receivable, related parties. . .            -0-         (540,000)     (858,813)
  Collection of notes receivable, related parties. .         24,323              -0-        24,323
                                                      --------------  ---------------  ------------

    Net Cash Provided (Used) by Investing Activities         12,844          436,319       (73,378)
                                                      --------------  ---------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable. . . . . . . . . . . .            -0-              -0-        60,000
  Proceeds from note payable, shareholder. . . . . .            -0-              -0-        90,503
  Payment of note payable, shareholder . . . . . . .            -0-          (87,503)      (87,503)
  Proceeds from sale of certificate of deposit . . .          2,697              -0-         2,697
  Issuance of stock. . . . . . . . . . . . . . . . .            -0-              -0-        50,000
  Contribution of additional paid-in capital . . . .          3,000          (22,333)       82,180
                                                      --------------  ---------------  ------------

    Net Cash Provided (Used) by Financing Activities          5,697         (109,836)      197,877
                                                      --------------  ---------------  ------------

NET (DECREASE) INCREASE IN CASH. . . . . . . . . . .         (7,420)        (299,339)        9,430

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . .         16,850            1,930           -0-
                                                      --------------  ---------------  ------------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . .  $       9,430   $      301,269   $     9,430
                                                      ==============  ===============  ============

NONCASH INVESTING AND FINANCING ACTIVITIES
  Note receivable obtained from related
    party for additional paid-in capital . . . . . .  $         -0-   $          -0-   $ 1,000,000
                                                      ==============  ===============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest . . . . . . . . . . . . . .  $         -0-   $          -0-   $    10,170
                                                      ==============  ===============  ============


See  accountants'  compilation  report.

                                      10
See  accountants'  compilation  report.

                                       7
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                 NOTES TO FINANCIAL STATEMENTS
                                                             DECEMBER 31, 1997

NOTE  A          BASIS  OF  PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Nature  of Operations - First Nations Financial Services Company (the Company)
---------------------
is a Delaware corporation with its principal objective to become a participant in the financial services industry. The Company believes that its growth will be sustained by its commitment to servicing a segment of the market, which is not adequately serviced by commercial banks. The Company has only recently completed its initial capitalization and has not commenced significant operations. Because the Company has only limited equity capital with which to operate, the Company will not commence significant operations until the Company's offer to sell a substantial amount of the $50,000,000 in subordinated debt is successful.

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Registration Statement Form SB-2 and as reflected in the Company's Form 10-KSB at December 31, 1997. This report should be read in conjunction with such statements.

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

Concentration  of  Credit  Risk  -  At December 31, 1997, all of the Company's
-------------------------------
secured  notes  receivable  ($834,490)  are  from  companies related by common
----
ownership  and  controlled  by  Mr.  Juliano.  (See  Note  C)
----

Fair  Value  of  Financial Instruments - Management is of the opinion that the
--------------------------------------
carrying  value  of  all  financial instruments is substantially equal to fair
--
value  at  December  31,  1997.
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

Income  Taxes - Since inception, the Company has incurred net operating losses
-------------
amounting to $102,970. These net operating loss carryforwards will expire through the year 2012, if not previously utilized.

No tax benefit for the loss carryforwards has been reported in the financial statements. Accordingly, the tax benefit of approximately $35,000 which may result from the utilization of the loss carryforward has been offset by a valuation allowance of the same amount.

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

On October 8, 1996, the Company sold, for $1,000,000 cash, the $1,000,000 note receivable from Plaza Investment Corporation to Mr. Juliano.

NOTE  C          NOTES  RECEIVABLE,  RELATED  PARTIES

The Company entered into unsecured demand notes receivable with balances totaling $834,490 at December 31, 1997, with entities related to Mr. Juliano by common ownership. These notes bear interest at 12.75% per annum. The proceeds of these notes were used to fund and refinance commercial construction projects in New Jersey and Delaware. Because it is not anticipated that these notes will be called or paid within the next fiscal year, they have been classified as long-term at December 31, 1997.

NOTE  D          NOTE  PAYABLE,  SHAREHOLDER

Note payable, shareholder amounting to $87,503 plus accrued interest of $10,000 was fully paid on October 9, 1996. During fiscal 1997, an additional $3,000 was loaned to the Company.

NOTE  E          NOTES  PAYABLE

Notes  payable  at  December  31,  1997  consist  of  the  following:

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

On April 15, 1997, the Company entered into a twelve month lease agreement with a third party for 1,333 square feet of office space in Newark, Delaware. Rent expense for the period ended December 31, 1997 associated with this lease amounted to $6,161. Monthly rental charges are approximately $2,000.

The Company is currently involved in trademark opposition litigation. This opposition litigation is an administrative proceeding concerning the Company's service mark and federal registration thereof. Management intends to vigorously defend this opposition litigation.


                                      15

                                      11
ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION

     Certain information contained in this Quarterly Report on Form 10-QSB (particularly that contained in this Part I., Item 2. "Management's Discussion and Analysis or Plan of Operation") may be deemed to be forward-looking statements within the meaning of Section 21E of Securities Exchange Act of 1934 and is subject to the "Safe Harbor" provisions of that section. This information includes, without limitation, statements concerning future revenues, future earnings, future costs, future margins and future expenses; anticipated interest rates and yields, releases and technological advances; the future mix of business and future asset recoveries; and future demand, future industry conditions, future capital expenditures, and future financial condition. These statements are based on current expectations and involve a number of risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

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

RESULTS  OF  OPERATION

     Quarter ended December 31, 1997, compared to the quarter ended December 31, 1996 the Company's revenues from related parties increased to $27,885, compared to $9,603 for the quarter ended December 31, 1996. This increase resulted for increased lending activity with related parties. All of the $27,885 of interest income remains uncollected at December 31, 1997 and is reflected as interest receivable, related parties on the Company's balance sheet. For the quarter ended December 31, 1997, the Company incurred a net loss of $3,967 compared to a net loss of $7,541 for the quarter ended December 31, 1996. The decrease in the December 31, 1997 quarterly loss resulted from increased related party interest income offset almost entirely by increased operating expenses as reflected on the accompanying statements of operations.

PLAN  OF  OPERATION  -  OVERVIEW

     The Company's objective is to become a participant in two interrelated segments of the financial services industry. The Company believes that it can achieve its objective by its commitment to servicing a market niche which is not adequately serviced by commercial banks or traditional lending sources. In servicing its market, the Company will stress the importance of identifying profitable lending opportunities and quick closing.

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

PLAN  OF  OPERATION  FOR  NEXT  12  MONTHS

     Until the Company receives proceeds from the sale of Notes, invests the proceeds and receives a return on the investment, the Company's only source of funds for advertising, marketing and promotion will be its limited equity capital and the income derived from its investments in notes receivables with related parties. Therefore, the Company will expend significant cash and incur additional losses of operation to cover its cost of developing and operating the business for the foreseeable future.

     The Company anticipates that proceeds from the sale of Notes will begin slowly and increase as the Company's marketing plan takes effect. Although no assurances can be given, the Company's first full year of operations forecast assumes total proceeds from the sale of Notes in the range of $35,000,000.
Without regard to the amount of Notes sold, management believes that the Company has sufficient resources to pay its operating expenses for the next 12 months of operations because the Company's executive office and the furniture and equipment located in the space is furnished by Mr. Juliano without cost to the Company. On April 15, 1997, the Company entered into a twelve month lease agreement with a third party for 1,333 square feet of office space in Newark, Delaware. Rent expense for the fiscal year ended December 31, 1997 associated with this lease amounted to $6,161. Monthly rental charges are approximately $2,000. The executive officers of the Company will devote substantially all their time to operations without compensation until the Company's cash flow is adequate to cover market level compensation and all other operating expenses.

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


                                               Time after date of Debt Issuance
                                               --------------------------------



Type Investment              Three       Months       Six        Months        Nine        Months         One         Year
-------------------------  ----------  ----------  ----------  -----------  -----------  -----------  -----------  -----------
                            Case 11     Case 22      Case 1      Case 2       Case 1       Case 2       Case 1       Case 2
                           ----------  ----------  ----------  -----------  -----------  -----------  -----------  -----------
Commercial loans
and leases3 . . . . . . .  $2,600,000  $5,000,000  $5,000,000  $ 9,850,000  $ 9,350,000  $20,050,000  $16,050,000  $33,100,000

Securitization. . . . . .         -0-         -0-         -0-          -0-          -0-          -0-          -0-          -0-

General and
Administrative Costs4
                                  -0-         -0-         -0-       50,000       50,000       50,000       50,000       50,000

Offering expenses
   sales commissions 5%5.     150,000     275,000     250,000      525,000      500,000    1,075,000      850,000    1,750,000

   other offering expense     138,000     138,000         -0-          -0-          -0-          -0-          -0-          -0-

Uninvested proceeds . . .     112,000      87,000      50,000       75,000      100,000      325,000       50,000      100,000
                           ----------  ----------  ----------  -----------  -----------  -----------  -----------  -----------

     Total Use of
         Proceeds . . . .  $3,000,000  $5,500,000  $5,300,000  $10,500,000  $10,000,000  $21,500,000  $17,000,000  $35,000,000
                           ==========  ==========  ==========  ===========  ===========  ===========  ===========  ===========


__________________________
1  Worst  case.
2  Most  likely  case.
3 This category includes commercial first and second mortgage loans ranging from $50,000 to $3,500,000 or more.
4  The  executive  officers  of  the  Company  will devote substantial time to
operations   without compensation until the Company's cash flow is adequate to cover market level compensation and all other operating expenses. 5Assumes sale by broker-dealers which have not yet been identified.

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

     The Company intends to meet its obligations to repay the Notes as they mature with income generated from its lending activities, funds generated from repayment of outstanding loans, extensions of maturing Notes and new debt financing. There can be no assurance that the Company will be able to sell the Notes at a rate that will permit growth and expansion at the expected levels or to satisfy future debt obligations. If all of the Notes are sold, the Company will have debt in the amount of $50,000,000 and only $1,132,180 in equity which has been provided by the shareholders of the Company. Therefore, substantially all the risk of loss will be borne by the Noteholders because for approximately every $1.00 at risk by the shareholders of the Company, $50.00 is at risk by the Noteholders.

     The Company will continue to invest its $1,132,180 of presently available equity capital without regard to the amount of Notes sold. The proceeds from the sale of any amount of Notes will increase the Company's ability to make investments. It is anticipated that such additional investments will produce yields in excess of the interest payable under the terms of the Notes and the maturities will be timed to coincide with maturities of the Notes. Therefore, the Company believes it will be able to timely pay interest and principal on any amount of Notes sold.


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

                              FIRST  NATIONS  FINANCIAL  SERVICES  COMPANY



Date:    February  13,  1998                         By:  /s/ Gary N. Pelehaty
                                                         ---------------------
                       Gary  N.  Pelehaty, President & Chief Executive Officer



Date:  February  13,  1998                           By:  /s/Thomas E. Juliano
                                                         ---------------------
                                    Thomas  E.  Juliano,  Treasurer,  Chief
Financial
                                    Officer  and  Secretary
                              Exhibit 27 - Page 1
                                  EXHIBIT 27
                            FINANCIAL DATA SCHEDULE


     This schedule contains summary financial information extracted from the financial statements as of and for the three months ended December 31, 1997, and is qualified in its entirety by reference to such financial statements. (In thousands, except EPS.)



 ITEM NUMBER
-------------
               ITEM DESCRIPTION                                             AMOUNT
               -----------------------------------------------------------  -------

      5-02(1)    Cash and cash items.. . . . . . . . . . . . . . . . . . .  $     9
      5-02(2)    Marketable securities . . . . . . . . . . . . . . . . . .        0
5-02(3)(a)(1)    Notes and interest receivable-trade . . . . . . . . . . .        0
      5-02(4)    Allowances for doubtful accounts. . . . . . . . . . . . .        0
      5-02(6)    Inventory . . . . . . . . . . . . . . . . . . . . . . . .        0
      5-02(9)    Total current assets. . . . . . . . . . . . . . . . . . .       65
     5-02(13)    Property, plant and equipment . . . . . . . . . . . . . .       57
     5-02(14)    Accumulated depreciation. . . . . . . . . . . . . . . . .        9
     5-02(18)    Total assets. . . . . . . . . . . . . . . . . . . . . . .    1,125
     5-02(21)    Total current liabilities . . . . . . . . . . . . . . . .       38
     5-02(22)    Bonds, mortgages and similar debt . . . . . . . . . . . .       58
     5-02(28)    Preferred stock-mandatory redemption. . . . . . . . . . .        0
     5-02(29)    Preferred stock-no mandatory redemption . . . . . . . . .        1
     5-02(30)    Common stock. . . . . . . . . . . . . . . . . . . . . . .        1
     5-02(31)    Other stockholders' equity. . . . . . . . . . . . . . . .    1,029
     5-02(32)    Total liabilities and stockholders' equity. . . . . . . .    1,125
  5-03(b)1(a)    Net sales tangible products . . . . . . . . . . . . . . .        0
    5-03(b)1     Total revenues. . . . . . . . . . . . . . . . . . . . . .       28
  5-03(b)2(a)    Cost of tangible goods sold . . . . . . . . . . . . . . .        0
    5-03(b)2     Total costs and expenses applicable to sales and revenues        0
    5-03(b)3     Other costs expenses. . . . . . . . . . . . . . . . . . .       32
    5-03(b)5     Provision for doubtful accounts and notes . . . . . . . .        0
   5-03(b)(8)    Interest and amortization of debt discount. . . . . . . .        0
  5-03(b)(10)    Income before taxes and other items . . . . . . . . . . .      <4>
  5-03(b)(11)    Income tax expense. . . . . . . . . . . . . . . . . . . .        0
  5-03(b)(14)    Income/loss continuing operations . . . . . . . . . . . .      <4>
  5-03(b)(15)    Discontinued operations . . . . . . . . . . . . . . . . .        0
  5-03(b)(17)    Extraordinary items . . . . . . . . . . . . . . . . . . .        0
  5-03(b)(18)    Cumulative effect-changes in accounting principles. . . .        0
  5-03(b)(19)    Net income or loss. . . . . . . . . . . . . . . . . . . .      <4>
  5-03(b)(20)    Earnings per share-primary. . . . . . . . . . . . . . . .   <3.97>
  5-03(b)(20)    Earnings per share-fully diluted. . . . . . . . . . . . .        0
