Form 10QSB
period 1998-03-31
FIRST NATIONS FINANCIAL SERVICES CO
filed 1998-05-18
CIK 1008966

1

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark  One)
     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For  the  quarterly  period  ended  March  31,  1998
     Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from ___________ to ___________



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




                                    PART I
                             FINANCIAL INFORMATION

ITEM  1.    FINANCIAL  STATEMENTS

                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                                 BALANCE SHEET
                                                                MARCH 31, 1998




ASSETS
--------------------------------------
CURRENT ASSETS
  Cash . . . . . . . . . . . . . . . .  $    1,782
  Interest receivable, related parties      74,279
  Due from related party . . . . . . .       4,934
                                        -----------

    TOTAL CURRENT ASSETS . . . . . . .      80,995
                                        -----------

PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment. .      30,630
  Computer equipment . . . . . . . . .      27,017
                                        -----------

                                            57,647
  Less accumulated depreciation. . . .     (12,564)
                                        -----------

                                            45,083
                                        -----------

OTHER ASSETS
  Notes receivable, related parties. .     818,090
  Security deposit . . . . . . . . . .       2,898
  Trademarks . . . . . . . . . . . . .       5,196
  Organization costs . . . . . . . . .     169,006
                                        -----------

                                           995,190
                                        -----------

                                        $1,121,268
                                        ===========

                                                                        ------
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                     BALANCE SHEET (CONTINUED)
                                                                MARCH 31, 1998




LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------

CURRENT LIABILITIES
  Note payable, shareholder . . . . . . . . . . . . . . . . . . . . . . . .  $    3,000
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,000
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,616
  Accrued payroll taxes payable . . . . . . . . . . . . . . . . . . . . . .       1,074
                                                                             -----------

    TOTAL CURRENT LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .      35,690
                                                                             -----------

NOTE PAYABLE, RELATED PARTY . . . . . . . . . . . . . . . . . . . . . . . .      55,000
                                                                             -----------

CERTIFICATE OF DEPOSIT. . . . . . . . . . . . . . . . . . . . . . . . . . .       4,697
                                                                             -----------

COMMITMENT

SHAREHOLDERS' EQUITY
  6% Series A, cumulative, nonvoting, preferred shares, $.001 par value,
    1,000 shares authorized, issued and outstanding; liquidation preference
    of $1,000,000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1
  Common stock, $.001 par value, 2,000 shares authorized, and 1,000
    shares issued and outstanding . . . . . . . . . . . . . . . . . . . . .           1
  Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .   1,132,179
  Deficit accumulated during the development stage. . . . . . . . . . . . .    (106,300)
                                                                             -----------

                                                                              1,025,881
                                                                             -----------

                                                                             $1,121,268
                                                                             ===========



See  accompanying  notes.
                                       4
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF OPERATIONS
                                 FOR THE PERIODS ENDED MARCH 31, 1998 AND 1997




                    Inception  to          Six  Months          Three  Months
                    March  31,          Ended  March  31,          Ended  March  31,

                                     1998         1998         1997        1998        1997
                                 ------------  -----------  -----------  ---------  ----------
INTEREST INCOME,
  RELATED PARTIES . . . . . . .  $   212,563   $   54,186   $   33,638   $ 26,301   $  24,035
                                 ------------  -----------  -----------

EXPENSES
   Advertising. . . . . . . . .       44,625
   Bank charges . . . . . . . .        1,621          240          119         64          41
   Depreciation . . . . . . . .       12,565        6,854        3,427
   Equipment Rental . . . . . .        4,639        2,129        1,237
   Licenses & Fees. . . . . . .        2,400         (626)       1,997     (1,081)      1,997
   Interest Expense . . . . . .       10,207           37           37
      related parties
   Legal Fees . . . . . . . . .        9,722        3,948
   Insurance Expense. . . . . .        2,022          200          200        200         200
   Miscellaneous Expense. . . .          560            0
   Office Payroll Expense . . .       18,308        7,646        7,646
   Office Supplies & Expenses .        4,671        1,532          574        655          40
   Payroll Taxes. . . . . . . .        2,018          840          840
   Postage. . . . . . . . . . .       20,600        8,541        2,393      5,468       1,025
   Printing . . . . . . . . . .       23,507        7,429        2,519
   Professional Fees. . . . . .       19,483        8,487        1,442
   Recruitment. . . . . . . . .        2,096            0            0
   Rent, related party. . . . .      107,965            0       20,000          0       5,000
   Rent, third party. . . . . .       24,496       12,266        6,105
   Telephone Expense. . . . . .        5,935        1,960           52      1,072          33
   Travel expense . . . . . . .        1,423            -          145      _____        ____
                                 ------------  -----------  -----------

                                 $   318,863   $   61,483   $   25,480   $ 29,631   $   8,336
                                 ------------  -----------  -----------  ---------  ----------

NET INCOME (LOSS) . . . . . . .  $  (106,300)  $   (7,297)  $    8,158    ($3,330)   ($15,699)
                                 ============  ===========  ===========  =========  ==========


INCOME (LOSS) PER COMMON SHARE.  $   (106.30)  $    (7.30)  $    (8.16)    ($3.33)  $   15.70


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING .        1,000        1,000        1,000      1,000       1,000
                                 ============  ===========  ===========  =========  ==========





See  accompanying  notes.
                                       5
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       FOR THE PERIODS OCTOBER 16, 1995 (INCEPTION) THROUGH SEPTEMBER 30, 1997
                                       AND THE SIX MONTHS ENDED MARCH 31, 1998






                       Additional   Additional
                        Preferred     Common       Paid-In     Retained
                          Stock        Stock       Capital     (Deficit)      Total
                       -----------  -----------  -----------  -----------  -----------

SALE OF STOCK . . . .  $         1  $         1  $1,129,179   $      -0-   $1,129,181

NET LOSS. . . . . . .          -0-          -0-         -0-      (99,003)     (99,003)
                       -----------  -----------  -----------  -----------  -----------

BALANCE -
   SEPTEMBER 30, 1997            1    1,129,179     (99,003)   1,030,178

CONTRIBUTION OF
  ADDITIONAL PAID-IN
  CAPITAL . . . . . .          -0-          -0-       3,000          -0-        3,000

NET LOSS. . . . . . .          -0-          -0-         -0-       (7,297)      (7,297)
                       -----------  -----------  -----------  -----------  -----------

BALANCE -
   MARCH 31, 1998 . .            1            1   1,132,179     (106,300)   1,025,881
                       ===========  ===========  ===========  ===========  ===========






See  accompanying  notes.
                                       6
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                      STATEMENTS OF CASH FLOWS
                                 FOR THE PERIODS ENDED MARCH 31, 1998 AND 1997


                    Inception  to          Six  Months
                    March  31,          Ended  March  31

                                                                       1998         1998        1997
                                                                    -----------  ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . .   ($106,300)    ($7,297)  $    8,158
  Adjustments to reconcile net income (loss) to
    Net cash used by operating activities:
      Increase in Depreciation . . . . . . . . . . . . . . . . . .  $   12,564   $   6,853   $      -0-
      Increase in Assets:
        Interest Receivable - related party. . . . . . . . . . . .    ($79,213)   ($51,270)    ($12,260)
      Increase (Decrease) in Liabilities:
        Interest Payable - related party . . . . . . . . . . . . .  $      -0-   $     -0-     ($10,000)
        Accounts Payable . . . . . . . . . . . . . . . . . . . . .  $   25,616     ($5,484)  $      -0-
        Accrued Payroll Taxes Payable. . . . . . . . . . . . . . .  $    1,074   $      48   $      -0-

                                                                      ($39,959)   ($49,853)    ($22,260)
                                                                    -----------  ----------  -----------

  Net Cash Used by Operating Activities. . . . . . . . . . . . . .   ($146,259)   ($57,150)    ($14,102)
                                                                    -----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of computer equipment . . . . . . . . . . . . . . . . .    ($27,017)    ($1,672)  $      -0-
  Purchase of Furniture, Fixtures & Equipment. . . . . . . . . . .    ($30,630)    ($5,666)  $      -0-
  Payments of Organization Costs . . . . . . . . . . . . . . . . .   ($169,006)  $     -0-     ($23,975
  Payments for Trademark . . . . . . . . . . . . . . . . . . . . .     ($5,196)  $     -0-   $      -0-
  Security Deposit - Leased Office Space . . . . . . . . . . . . .     ($2,898)  $     -0-   $      -0-
  Sale of Mortgage Note Receivable - related party . . . . . . . .  $1,000,000   $     -0-   $1,000,000
  Repayment of Notes Receivable, related parties . . . . . . . . .   ($818,090)  $  40,723    ($760,500)
                                                                    -----------  ----------  -----------

  Net Cash Provided (Used) by investing activities . . . . . . . .    ($52,837)  $  33,385   $  215,525
                                                                    -----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Sale of Investment Notes . . . . . . . . . . . . .  $   65,697   $   5,697   $      -0-
  Proceeds from note payable, shareholder. . . . . . . . . . . . .  $    3,000   $     -0-   $    3,000
  Payment of note payable, shareholder . . . . . . . . . . . . . .  $      -0-   $     -0-     ($87,503)
  Refund of additional paid-in-capital . . . . . . . . . . . . . .  $      -0-   $     -0-     ($22,333)
  Additional paid-in-capital . . . . . . . . . . . . . . . . . . .  $  132,181   $   3,000   $      -0-
                                                                    -----------  ----------  -----------

  Net Cash Provided (used) by financing activities . . . . . . . .  $  200,878   $   8,697    ($106,836)
                                                                    -----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . .  $    1,728    ($15,068)   ($120,938)

CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . . . . . . .  $      -0-   $  16,850   $    1,930
                                                                    -----------  ----------  -----------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . . . . . . .  $    1,728   $   1,782   $    1,782
                                                                    ===========  ==========  ===========

NONCASH INVESTING AND FINANCING ACTIVITIES
  Note receivable obtained from related party for paid-in-capital.  $1,000,000   $     -0-   $      -0-
                                                                    ===========  ==========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION . . . . . . . . .  $   10,000   $     -0-   $      -0-
                                                                    ===========  ==========  ===========


                                                                        ------
                                      FIRST NATIONS FINANCIAL SERVICES COMPANY
                                      ----------------------------------------
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                 NOTES TO FINANCIAL STATEMENTS
                                                                MARCH 31, 1998

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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Registration Statement Form SB-2 and as reflected in the Company's Form 10-KSB at March 31, 1998. This report should be read in conjunction with such statements.

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

Concentration of Credit Risk - At March 31, 1998, all of the Company's secured
----------------------------
notes receivable ($818,090) are from companies related by common ownership and controlled by Mr. Juliano. (See Note C)

Fair  Value  of  Financial Instruments - Management is of the opinion that the
--------------------------------------
carrying  value  of  all  financial instruments is substantially equal to fair
--
value  at  March  31,  1998.
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

Income  Taxes - Since inception, the Company has incurred net operating losses
-------------
amounting to $106,300. These net operating loss carryforwards which if not used will expire during the year 2010 to 2012, if not previously utilized.

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

New  Authoritative  Pronouncements  -  Net Income (Loss) Per Share.  Effective
----------------------------------
quarter  ended  December  31,  1997,  the  Company  implemented  SFAS  No. 128
---
"Earnings  Per Share".  This statement established standards for computing and
---
presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution: Diluted EPS reflects potential dilution from the exercise or conversion of securities issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. Adoption of SFAS 128 is not expected to have a material effect on the company's loss per share.

Prior year amounts for net income (loss) per common share were recomputed in accordance with SFAS No. 128; however, such recomputed amounts were unchanged from those previously reported.

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

On October 8, 1996, the Company sold, for $1,000,000 cash, the $1,000,000 note receivable from Plaza Investment Corporation to Mr. Juliano.

NOTE  C          NOTES  RECEIVABLE,  RELATED  PARTIES

The Company entered into unsecured demand notes receivable. The balances of these notes receivables were $818,090 at March 31, 1998, with entities related to Mr. Juliano by common ownership. These notes bear interest at 12.75% per annum. The proceeds of these notes were used to fund and refinance commercial construction projects in New Jersey and Delaware. Because it is not anticipated that these notes will be called or paid within the next fiscal year, they have been classified as long-term at March 31, 1998.

NOTE  D          NOTE  PAYABLE,  SHAREHOLDER

Note payable, shareholder amounting to $87,503 plus accrued interest of $10,000 was fully paid on October 9, 1996. During fiscal 1997, an additional $3,000 was loaned by a shareholder to the Company.

NOTE  E          NOTES  PAYABLE

Notes  payable  at  March  31,  1998  consist  of  the  following:

   Note payable to individual, due May 27, 1998,
  interest at 7.1%, unsecured . . . . . . . . . . . .  $  1,000

  Note payable to individual, due June 17, 1998,
  interest at 8.5%, unsecured . . . . . . . . . . . .  $  1,000

  Note payable to individual, due July 1, 1998,
  interest at 8.5%, unsecured . . . . . . . . . . . .     2,000

  Note payable to individual, due July 7, 1998,
  interest at 8.5%, unsecured . . . . . . . . . . . .     1,000
                                                       --------

  Note payable to individual, due February 23, 1999,
  interest at 8.5%, unsecured . . . . . . . . . . . .  $  1,000

  Note payable to individual, due September 25, 2007,
  interest at 10.75%, unsecured . . . . . . . . . . .  $  2,696

  Note payable to individual, due March 5, 2008,
  interest at 11%, unsecured. . . . . . . . . . . . .  $  2,000

                                                       $ 10,696
                                                       ========


The Company also has a long-term note payable to Mrs. Juliano in the amount of $55,000 with interest at 8.75% and principal due September 22, 1999. This note is unsecured.

     The minimum annual repayment requirements on long-term debt as of March 31, 1998 are as follows:

1998          $5,000
1999          56,000
2000                      -0-
2001                      -0-
2002                      -0-
               Thereafter                          4,697
                                             -----------
                              $65,697
                              =======

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

On April 15, 1997, the Company entered into a twelve month lease agreement with a third party for 1,333 square feet of office space in Newark, Delaware. Rent expense for the period ended March 31, 1998 associated with this lease amounted to $12,266. Monthly rental charges are approximately $2,000.

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

RESULTS  OF  OPERATION

     Six months ended March 31, 1998, compared to the six months ended March 31, 1997 the Company's revenues from related parties increased to $54,186 from $33,638. This increase resulted from increased lending activity with related parties. All of the $54,186 of interest income remains uncollected at March 31, 1998 and is reflected as interest receivable, related parties on the Company's balance sheet. For the six months ended March 31, 1998 the Company incurred a net loss of $7,297 compared to a net profit of $8,158 for the six months ended March 31, 1997. The March 31, 1998 loss resulted primarily from increased printing and mailing activity, the hiring of office personnel, as well as other operating expenses as reflected on the accompanying statements of operations.

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

     The income generated from the Company's loan portfolio will be used to pay principal and interest on the unsecured, senior subordinated notes, related operating costs and expenses of the Company. The earnings on the loans and other assets owned by the Company and the interest cost of the Notes will determine the Company's results of operations in the future. The Company believes there are no changes, trends or anomalies which will materially adversely affect the status of the loans.

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

     The Company anticipates that proceeds from the sale of Notes will begin slowly and increase as the Company's marketing plan takes effect. Although no assurances can be given, the Company's first full year of operations forecast assumes total proceeds from the sale of Notes in the range of $35,000,000.
Without regard to the amount of Notes sold, management believes that the Company has sufficient resources to pay its operating expenses for the next 12 months of operations because the Company's executive office and the furniture and equipment located in the space is furnished by Mr. Juliano without cost to the Company. On April 15, 1997, the Company entered into a twelve month lease agreement with a third party for 1,333 square feet of office space in Newark, Delaware. Rent expense for the fiscal year ended March 31, 1998 associated with this lease amounted to $12,266. Monthly rental charges are approximately $2,000. The executive officers of the Company will devote substantially all of their time to operations without compensation until the Company's cash flow is adequate to cover market level compensation and all other operating expenses.

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


                                    PART II

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)          Exhibit  27  -  Financial  Data  Schedule

     (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST  NATIONS  FINANCIAL  SERVICES  COMPANY



Date:    May  15,  1998                              By:  /s/ Gary N. Pelehaty
                                                         ---------------------
                       Gary  N.  Pelehaty, President & Chief Executive Officer



Date:  May  15,  1998                                By:  /s/Thomas E. Juliano
                                                         ---------------------
                                    Thomas  E.  Juliano,  Treasurer,  Chief
Financial
                                    Officer  and  Secretary
                              Exhibit 27 - Page 1
                                  EXHIBIT 27
                            FINANCIAL DATA SCHEDULE


     This schedule contains summary financial information extracted from the financial statements as of and for the three months ended December 31, 1997, and is qualified in its entirety by reference to such financial statements. (In thousands, except EPS.)

                                  ITEM NUMBER
                                  -----------
                            ITEM DESCRIPTION     AMOUNT
                            ----------------     ------

                             5-02(1)     Cash and cash items.     $          2
                                       5-02(2)     Marketable securities     0
                   5-02(3)(a)(1)     Notes and interest receivable-trade     0
                            5-02(4)     Allowances for doubtful accounts     0
                                                   5-02(6)     Inventory     0
                                       5-02(9)     Total current assets     81
                             5-02(13)     Property, plant and equipment     58
                                  5-02(14)     Accumulated depreciation     13
                                           5-02(18)     Total assets     1,121
                                 5-02(21)     Total current liabilities     35
                         5-02(22)     Bonds, mortgages and similar debt     59
                       5-02(28)     Preferred stock-mandatory redemption     0
                    5-02(29)     Preferred stock-no mandatory redemption     0
                                               5-02(30)     Common stock     0
                             5-02(31)     Other stockholders' equity     1,026
             5-02(32)     Total liabilities and stockholders' equity     1,121
                             5-03(b)1(a)     Net sales tangible products     0
                                            5-03(b)1     Total revenues     54
                             5-03(b)2(a)     Cost of tangible goods sold     0
5-03(b)2          Total  costs  and  expenses applicable to sales and revenues
          0
                                      5-03(b)3     Other costs expenses     61
                  5-03(b)5     Provision for doubtful accounts and notes     0
               5-03(b)(8)     Interest and amortization of debt discount     0
                   5-03(b)(10)     Income before taxes and other items     <7>
                                      5-03(b)(11)     Income tax expense     0
                     5-03(b)(14)     Income/loss continuing operations     <7>
                                 5-03(b)(15)     Discontinued operations     0
                                     5-03(b)(17)     Extraordinary items     0
      5-03(b)(18)     Cumulative effect-changes in accounting principles     0
                                    5-03(b)(19)     Net income or loss     <7>
                         5-03(b)(20)     Earnings per share-primary     <7.30>
                        5-03(b)(20)     Earnings per share-fully diluted     0