Form 10QSB
period 1998-06-30
FIRST NATIONS FINANCIAL SERVICES CO
filed 1998-09-09
CIK 1008966

3

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB

(Mark  One)
     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For  the  quarterly  period  ended  June  30,  1998
     Transition report under Section 13 or 15(d) of the Exchange Act. For the transition period from ___________ to ___________



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

          X       Yes                 No
          -


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State  the  number of shares outstanding of each of the issuer's classes of
common  equity,  as  of  the latest practicable date:   August 14, 1998 -- 1,000
shares  of  Common  Stock

     Transitional  Small  Business  Disclosure  Format  (check  one):

                 Yes          X       No
                              -



                                   FORM 10-QSB

                    FIRST NATIONS FINANCIAL SERVICES COMPANY




                                     PART I
                              FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                                        FIRST NATIONS FINANCIAL SERVICES COMPANY
                                        ----------------------------------------
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                   BALANCE SHEET
                                                                   JUNE 30, 1998




ASSETS
-----------------------------------
CURRENT ASSETS
  Cash                               $   99,210
  Due from related party                  4,934
                                     -----------

    TOTAL CURRENT ASSETS                104,144
                                     -----------

PROPERTY AND EQUIPMENT
  Furniture, fixtures and equipment      31,966
  Computer equipment                     27,017
                                     -----------

                                         58,983
  Less accumulated depreciation         (15,991)
                                     -----------

                                         42,992
                                     -----------

OTHER ASSETS
  Notes receivable, related parties     818,090
  Security deposit                          334
  Trademarks                              5,196
  Organization costs                    169,006
                                     -----------

                                        992,626
                                     -----------

                                     $1,139,762
                                     ===========

                                                                          ------
                                        FIRST NATIONS FINANCIAL SERVICES COMPANY
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEET (CONTINUED)
                                                                  MARCH 31, 1998




LIABILITIES AND SHAREHOLDERS' EQUITY
---------------------------------------------------------------------------

CURRENT LIABILITIES
  Note payable, shareholder                                                  $    5,200
  Notes payable                                                                  11,018
  Accounts payable                                                               34,396
  Accrued payroll taxes payable                                                      67
                                                                             -----------

    TOTAL CURRENT LIABILITIES                                                    50,681
                                                                             -----------

NOTE PAYABLE, RELATED PARTY                                                      55,000
                                                                             -----------

CERTIFICATE OF DEPOSIT                                                            9,697
                                                                             -----------

COMMITMENT

SHAREHOLDERS' EQUITY
  6% Series A, cumulative, nonvoting, preferred shares, $.001 par value,
    1,000 shares authorized, issued and outstanding; liquidation preference
    of $1,000,000                                                                     1
  Common stock, $.001 par value, 2,000 shares authorized, and 1,000
    shares issued and outstanding                                                     1
  Additional paid-in capital                                                  1,132,179
  Deficit accumulated during the development stage                             (107,797)
                                                                             -----------

                                                                              1,024,384
                                                                             -----------

                                                                             $1,139,762
                                                                             ===========

See  accompanying  notes.
                                        5
                                        FIRST NATIONS FINANCIAL SERVICES COMPANY
                                        ----------------------------------------
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF OPERATIONS
                                          OCTOBER 16, 1995 THROUGH JUNE 30, 1998
                      AND THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997



                                    INCEPTION TO       THREE MONTHS ENDED    NINE  MONTHS ENDED
                                      JUNE 30,            JUNE 30 1998            JUNE 30,
                                                                            --------------------
                                        1998                  1998                  1997                 1998            1997
                                --------------------                                              ------------------  ----------

INTEREST INCOME,
   RELATED PARTIES              $           239,178   $            26,615   $            27,416   $          80,801   $  61,054
MISC. INCOME                    $                25   $                25   $                 0   $              25   $       0
    ------------------             ----------------      ----------------      ----------------    ----------------
                                $           239,203   $            26,640   $            27,416   $          80,826   $  61,054
EXPENSES:
   Accounting Fees              $                 0   $                 0                     -
   Advertising                  $            44,625   $                 0   $                 0                   -
   Bank Charges                 $             1,728   $               107                 ($119)  $             347           -
   Business Taxes               $               200   $               200   $                 0   $             200
   Depreciation,                $             3,426                     -
      Furn.,Fixtures & Equip.   $            15,991   $                 0   $                 0   $          10,280   $       0
   Equipment Rental             $             5,932   $             1,293   $             1,331   $           3,422   $   1,331
   Licenses & Fees              $             2,502   $               102   $               866               ($524)  $   2,863
   Interest Expense             $            10,282   $                75   $             1,956   $             112
      related parties           $                 0   $                 0
   Legal Fees                   $            15,891   $             6,169   $                 0   $          10,117
   Insurance Expense            $             3,067   $             1,045                 ($200)  $           1,245   $   1,956
   Miscellaneous Expense        $               560   $                 0   $                 0   $               0
   Office Payroll Expense       $            18,336   $                28   $             3,392   $           7,674   $   3,392
   Office Supplies &
      Expenses                  $             4,738   $                67   $             1,782   $           1,599   $   2,356
   Payroll Taxes                $             1,178                 ($840)  $               375   $               0   $     375
   Postage                      $            20,975   $               375   $             7,371   $           8,916   $   9,764
   Printing                     $            23,926   $               419   $            14,003   $           7,848   $  14,003
   Professional Fees            $            27,845   $             8,362   $            10,689   $          16,849   $  10,689
   Recruitment                  $             2,096   $                 0   $                 0   $               0
   Rent, related party          $           107,965   $                 0   $             6,132   $               0   $  26,132
   Rent , third party           $            30,698   $             6,202   $                 0   $          18,468
   Telephone  Expense           $             7,042   $             1,107   $               891   $           3,067   $     943
   Travel Expense               $             1,423   $                 0                 ($145)
    ------------------           ------------------    ------------------      ----------------    ----------------
                                $           347,000   $            28,137   $            48,324   $          89,620   $  73,804
    ------------------             ----------------      ----------------      ----------------    ----------------

NET (LOSS)                                ($107,797)              ($1,497)             ($20,908)            ($8,794)   ($12,750)
    ===========                          ==========           ==========           ==========         ==========

BASIC AND DILUTED LOSS
PER COMMON SHARE                              ($108)                  ($1)                 ($21)                ($9)       ($13)
    ===========                          ==========           ==========           ==========         ==========

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING                             1000                  1000                  1000                1000        1000
    ==========                            =========            =========           ==========         ==========


See  accompanying  notes.
                                        6
                                        FIRST NATIONS FINANCIAL SERVICES COMPANY
                                        ----------------------------------------
                                                   (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                      OCTOBER 6, 1995 THROUGH SEPTEMBER 30, 1997
                                         AND THE NINE MONTHS ENDED JUNE 30, 1998






                       Additional   Additional
                        Preferred     Common      Paid-In     Retained
                          Stock        Stock      Capital    (Deficit)      Total
                       -----------  -----------  ----------  ----------  -----------

SALE OF STOCK          $         1  $         1  $1,129,179  $     -0-   $1,129,181

NET LOSS                       -0-          -0-         -0-    (99,003)     (99,003)
                       -----------  -----------  ----------  ----------  -----------

BALANCE -
   SEPTEMBER 30, 1997            1            1   1,129,179    (99,003)   1,030,178

CONTRIBUTION OF
  ADDITIONAL PAID-IN
  CAPITAL                      -0-          -0-       3,000        -0-        3,000

NET LOSS                       -0-          -0-         -0-     (8,794)      (8,794)
                       -----------  -----------  ----------  ----------  -----------

BALANCE -
   MARCH 31, 1998                1            1   1,132,179   (107,797)   1,024,384
                       ===========  ===========  ==========  ==========  ===========



See  accompanying  notes.
                                        7
                                        FIRST NATIONS FINANCIAL SERVICES COMPANY
                                        ----------------------------------------
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                        STATEMENTS OF CASH FLOWS
                                    FOR THE PERIODS ENDED JUNE 30, 1998 AND 1997





                                                                  INCEPTION TO     NINE  MONTHS
                                                                    JUNE 30,      ENDED JUNE 30,
                                                                                 ----------------
                                                                      1998             1998           1997
                                                                 --------------  ----------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                               ($107,797)          ($8,794)    ($12,750)
     Adjustments to reconcile net income (loss) to
       net cash used by operating activities:
          Change in Operating Assets and Liabilities:
             Interest Receivable - related party                       ($4,934)  $        23,008        ($620)
             Interest Payable - related party                    $           0   $             0     ($10,000)
             Accumulated Depreciation                            $      15,991   $        10,280
             Accounts Payable                                    $      34,398   $         3,299   $   16,612
             Accrued Payroll Taxes Payable                       $          67             ($959)  $      935
          Total Adjustments                                      $      45,522   $        35,628   $    6,927

          Net Cash Used by Operating Activities                       ($62,275)  $        26,834     ($11,027)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of computer equipment                                   ($27,017)          ($1,672)    ($21,122)
     Purchase of Furniture, Fixtures & Equipment                      ($31,966)          ($7,002)    ($17,010)
     Payments of Organization Costs                                  ($169,006)  $             0     ($61,083)
     Payments for Trademark                                            ($5,196)  $             0      ($1,049)
     Security Deposit - Leased Office Space                              ($334)  $         2,564
     Sale of Mortgage Note Receivable-related party              $   1,000,000   $             0   $1,000,000
     Issuance of Notes Receivable, related parties                   ($818,090)  $        40,723    ($852,413)
                        Net Cash Provided (used) by
                           investing activities                       ($51,609)  $        34,613   $   47,323

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Sale of Investment Notes                      $      75,715   $        15,715
     Proceeds from note payable, shareholder                     $       5,200   $         2,200   $    4,000
     Payment of note payable, shareholder                             ($87,503)
     Contribution of additional paid-in capital                  $      75,930
     Additional paid-in capital                                  $     132,181   $         3,000
                         Net Cash Provided (used) by Financing
                           activities                            $     213,096   $        20,915      ($7,573)


NET INCREASE (DECREASE) IN CASH                                  $      99,210   $        82,360   $   28,723

CASH AT BEGINNING OF PERIOD                                                  -   $        16,850   $    1,930

CASH AT END OF PERIOD                                            $      99,210   $        99,210   $   30,653
                                                                 --------------  ----------------  -----------

NONCASH INVESTING AND FINANCING ACTIVITIES
     Note receivable obtained from related
       party for paid-in-capital                                 $   1,000,000                 -
                                                                 --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
     Cash Paid For Interest                                      $      10,000   $        10,000
                                                                 --------------  ----------------

                                                                          ------
                                        FIRST NATIONS FINANCIAL SERVICES COMPANY
                                        ----------------------------------------
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                   JUNE 30, 1998

NOTE  A     BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - First Nations Financial Services Company (the Company) is
--------------------
a Delaware corporation with its principal objective to become a participant in the financial services industry. The Company believes that its growth will be sustained by its commitment to servicing a segment of the market, which is not adequately serviced by commercial banks. The Company has only recently completed its initial capitalization and has not commenced significant operations. Because the Company has only limited equity capital with which to operate, the Company will not commence significant operations until the Company's offer to sell a substantial amount of the $50,000,000 in subordinated debt is successful.

Basis of Presentation - The interim financial data is unaudited; however, in the
---------------------
opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's Registration Statement Form SB-2 and as reflected in the Company's Form 10-KSB at September 30, 1997. This report should be read in conjunction with such statements.

Income  Taxes  -  Since inception, the Company has incurred net operating losses
-------------
amounting  to $107,797. These net operating loss carryforwards which if not used
--
will  expire  during  the  year  2010  to  2012,  if  not  previously  utilized.

No tax benefit for the loss carryforwards has been reported in the financial statements. Accordingly, the tax benefit of approximately $35,000 which may result from the utilization of the loss carryforward has been offset by a valuation allowance of the same amount.

New  Authoritative  Pronouncements  -  Net  Income  (Loss) Per Share.  Effective
----------------------------------
quarter  ended December 31, 1997, the Company implemented SFAS No. 128 "Earnings
-----
Per Share". This statement established standards for computing and presenting EPS, replacing the presentation of currently required primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on weighted average shares outstanding and excludes any potential dilution: Diluted EPS reflects potential dilution from the exercise or conversion of securities issued for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. Adoption of SFAS 128 is not expected to have a material effect on the company's loss per share.

Prior year amounts for net income (loss) per common share were recomputed in accordance with SFAS No. 128; however, such recomputed amounts were unchanged from those previously reported.

NOTE  B     NOTES  RECEIVABLE,  RELATED  PARTIES

The Company entered into unsecured demand notes receivable. The balances of these notes receivables were $818,090 at June 30, 1998, with entities related to Mr. Juliano by common ownership. These notes bear interest at 12.75% per annum. The proceeds of these notes were used to fund and refinance commercial construction projects in New Jersey and Delaware. Because it is not anticipated that these notes will be called or paid within the next fiscal year, they have been classified as long-term at June 30, 1998.

NOTE  C     NOTE  PAYABLE,  SHAREHOLDER

Note payable, shareholder amounting to $87,503 plus accrued interest of $10,000 was fully paid on October 9, 1996. During fiscal 1997 a shareholder loaned the Company $5,200.

NOTE  D     NOTES  PAYABLE

Notes  payable  at  March  31,  1998  consist  of  the  following:

   Note payable to individual, due August 27, 1998,
  interest at 7.1%, unsecured                                            $ 1,017

  Note payable to individual, due December 27, 1998,
  interest at 8.5%, unsecured                                            $ 1,000

  Note payable to individual, due July 1, 1999,
  interest at 8.5%, unsecured                                              2,000

  Note payable to individual, due January 7, 1999,
  interest at 8.5%, unsecured                                              1,000
                                                                         -------

  Note payable to individual, due February 23, 1999,
  interest at 8.5%, unsecured                                            $ 1,000

  Note payable to individual, due September 25, 2007,
  interest at 10.75%, unsecured                                          $ 2,696

  Note payable to individual, due March 5, 2008,
  interest at 11%, unsecured                                             $ 2,000

  Note payable to individual, due October 28, 1998,
  interest at 7.1%, unsecured                                            $ 4,000

  Note payable to individual, due April 15, 1999,
  interest at 8.5%, unsecured                                            $ 1,000

  Note payable to individual, due June 18, 2002,
  interest at 10%, unsecured                                             $ 3,000

  Note payable to individual, due May 12, 2003,
  interest at 10.5%, unsecured                                           $ 2,000
                                                                         -------

                                                                         $20,714

                               Less:  Current Portion of Long Term Debt   11,017
                                                                         -------

                                                                         $ 9,697
                                                                         =======


The Company also has a long-term note payable to Mrs. Juliano in the amount of $55,000 with interest at 8.75% and principal due September 22, 1999. This note is unsecured.

     The minimum annual repayment requirements on long-term debt as of June 30, 1998 are as follows:

1998     $6,017
1999     60,000
2000           -0-
2001           -0-
2002       3,000
               Thereafter                            6,697
                                                  --------
                                             $75,714
                                             =======

The Company is currently involved in trademark opposition litigation. This opposition litigation is an administrative proceeding concerning the Company's service mark and federal registration thereof. Management intends to vigorously defend this opposition litigation.

NOTE  E     COMPREHENSIVE  INCOME

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Comprehensive Income, for the first quarter of fiscal year 1998. However, the Company has no items of other comprehensive income which are excluded from net loss for the three months and six months ended June 30, 1998 and 1997.

                                       12
ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  AND  PLAN  OF  OPERATION

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

RESULTS  OF  OPERATION

     Nine months ended June 30, 1998, compared to the nine months ended June 30, 1997 the Company's revenues from related parties increased to $80,801 from $61,054. This increase resulted from increased lending activity with related parties. All of the $80,801 of interest income has been collected at June 30, 1998. For the nine months ended June 30, 1998, the Company incurred a Net Loss of $8,794, compared to a Net Loss of $12,750 for the same period 1997. These losses are still the result of printing and postage expenses, together with essential accounting and legal services, plus third party office rents.

     Three months ended June 30, 1998 produced an operating Net Loss of $1,497, compared with the three months ended June 30, 1997 Net Loss of $20,908. A ____________ effort has been made to hold expenses at or near the level of revenue produced at this time.

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

     The Company anticipates that proceeds from the sale of Notes will begin slowly and increase as the Company's marketing plan takes effect. Although no assurances can be given, the Company's first full year of operations forecast assumes total proceeds from the sale of Notes in the range of $35,000,000. Without regard to the amount of Notes sold, management believes that the Company has sufficient resources to pay its operating expenses for the next 12 months of operations because the Company's executive office and the furniture and equipment located in the space is furnished by Mr. Juliano without cost to the Company. On April 15, 1997, the Company entered into a twelve month lease agreement with a third party for 1,333 square feet of office space in Newark, Delaware. Rent expense for the fiscal year ended June 30, 1998 associated with this lease amounted to $18,468. Monthly rental charges are approximately $2,000. The executive officers of the Company will devote substantially all of their time to operations without compensation until the Company's cash flow is adequate to cover market level compensation and all other operating expenses.

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


                                               Time after date of Debt Issuance
                                               --------------------------------



Type Investment              Three       Months       Six        Months        Nine        Months         One         Year
-------------------------  ----------  ----------  ----------  -----------  -----------  -----------  -----------  -----------
                            Case 11     Case 22      Case 1      Case 2       Case 1       Case 2       Case 1       Case 2
                           ----------  ----------  ----------  -----------  -----------  -----------  -----------  -----------
Commercial loans
and leases3                $2,600,000  $5,000,000  $5,000,000  $ 9,850,000  $ 9,350,000  $20,050,000  $16,050,000  $33,100,000

Securitization                    -0-         -0-         -0-          -0-          -0-          -0-          -0-          -0-

General and
Administrative Costs4
                                  -0-         -0-         -0-       50,000       50,000       50,000       50,000       50,000

Offering expenses
   sales commissions 5%5      150,000     275,000     250,000      525,000      500,000    1,075,000      850,000    1,750,000

   other offering expense     138,000     138,000         -0-          -0-          -0-          -0-          -0-          -0-

Uninvested proceeds           112,000      87,000      50,000       75,000      100,000      325,000       50,000      100,000
                           ----------  ----------  ----------  -----------  -----------  -----------  -----------  -----------

     Total Use of
         Proceeds          $3,000,000  $5,500,000  $5,300,000  $10,500,000  $10,000,000  $21,500,000  $17,000,000  $35,000,000
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

     In order to minimize the interest rate risk, the Company intends to match, to the extent possible, maturities of its loan portfolio and maturities of the Notes. There will be no interest rate risk in connection with Notes which mature at the same time as the same dollar amount of portfolio loans because the obligation to pay interest and the offsetting interest income will terminate at the same time. Therefore, proceeds from newly issued Notes at current market interest rates may be used to fund new loans at comparable market interest rates. To the extent that the loan maturities are of significantly longer term than the Note maturities, the Company intends to manage the interest rate risk by selling whole loans in the secondary loan market or securitizing pools of loans for sale in the public or private capital markets and reinvesting the funds in loans with maturities that match maturities of the same dollar amount of Notes. If the Company is successful in its interest rate management strategy, interest rate risk will be substantially reduced or eliminated entirely.

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

     The Company intends to meet its obligations to repay the Notes as they mature with income generated from its lending activities, funds generated from repayment of outstanding loans, extensions of maturing Notes and new debt financing. There can be no assurance that the Company will be able to sell the Notes at a rate that will permit growth and expansion at the expected levels or to satisfy future debt obligations. If all of the Notes are sold, the Company will have debt in the amount of $50,000,000 and only $1,024,384 in equity which has been provided by the shareholders of the Company. Therefore, substantially all the risk of loss will be borne by the Noteholders because for approximately every $1.00 at risk by the shareholders of the Company, $50.00 is at risk by the Noteholders.

     The Company will continue to invest its $1,024,384 of presently available equity capital without regard to the amount of Notes sold. The proceeds from the sale of any amount of Notes will increase the Company's ability to make investments. It is anticipated that such additional investments will produce yields in excess of the interest payable under the terms of the Notes and the maturities will be timed to coincide with maturities of the Notes. Therefore, the Company believes it will be able to timely pay interest and principal on any amount of Notes sold.

                                     PART II

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)     Exhibit  27  -  Financial  Data  Schedule

     (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998. However, an 8-K Report Form was filed on August 5, 1998, indicating the dismissal of the independent accountants.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FIRST  NATIONS  FINANCIAL  SERVICES  COMPANY



Date:  August  31,  1998                    By:  /s/  Gary  N.  Pelehaty
                                                ------------------------
                       Gary  N.  Pelehaty,  President  & Chief Executive Officer



Date:  August  31,  1998                    By:  /s/Thomas  E.  Juliano
                                                -----------------------
                                    Thomas  E.  Juliano,  Treasurer,  Chief
Financial
                                    Officer  and  Secretary

                               Exhibit 27 - Page 1
                                   EXHIBIT 27
                             FINANCIAL DATA SCHEDULE


This schedule contains summary financial information extracted from the financial statements as of and for the nine months ended June 30, 1997, and is qualified in its entirety by reference to such financial statements. (In thousands, except EPS.)

                                   ITEM NUMBER
                                   -----------
                             ITEM DESCRIPTION     AMOUNT
                             ----------------     ------

                              5-02(1)     Cash and cash items.     $          99
                                         5-02(2)     Marketable securities     0
                     5-02(3)(a)(1)     Notes and interest receivable-trade     0
                              5-02(4)     Allowances for doubtful accounts     0
                                                     5-02(6)     Inventory     0
                                        5-02(9)     Total current assets     104
                               5-02(13)     Property, plant and equipment     59
                                    5-02(14)     Accumulated depreciation     16
                                             5-02(18)     Total assets     1,140
                                   5-02(21)     Total current liabilities     51
                           5-02(22)     Bonds, mortgages and similar debt     65
                         5-02(28)     Preferred stock-mandatory redemption     0
                      5-02(29)     Preferred stock-no mandatory redemption     0
                                                 5-02(30)     Common stock     0
                               5-02(31)     Other stockholders' equity     1,024
               5-02(32)     Total liabilities and stockholders' equity     1,140
                               5-03(b)1(a)     Net sales tangible products     0
                                              5-03(b)1     Total revenues     81
                               5-03(b)2(a)     Cost of tangible goods sold     0
5-03(b)2     Total  costs  and  expenses  applicable  to  sales  and  revenues
          0
                                        5-03(b)3     Other costs expenses     90
                    5-03(b)5     Provision for doubtful accounts and notes     0
                 5-03(b)(8)     Interest and amortization of debt discount     0
                     5-03(b)(10)     Income before taxes and other items     <9>
                                        5-03(b)(11)     Income tax expense     0
                       5-03(b)(14)     Income/loss continuing operations     <9>
                                   5-03(b)(15)     Discontinued operations     0
                                       5-03(b)(17)     Extraordinary items     0
        5-03(b)(18)     Cumulative effect-changes in accounting principles     0
                                      5-03(b)(19)     Net income or loss     <9>
                           5-03(b)(20)     Earnings per share-primary     <8.79>
                          5-03(b)(20)     Earnings per share-fully diluted     0